Form 10-Q
period 1997-09-30
INNOVA CORP /WA/
filed 1997-11-14
CIK 1044615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 1997


                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR (15d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Transition Period from _______ to ________

                        Commission File Number 333-29547



                               INNOVA CORPORATION
             (Exact name of registrant as specified in its charter)

         WASHINGTON                                              91-1453311
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

                 3325 S. 116TH STREET, SEATTLE, WASHINGTON 98168
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (206) 439-9121.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No   .
                                       ---     ---


            Common stock, no par value: 13,023,760 shares outstanding
                            as of September 30, 1997

                               INNOVA CORPORATION

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                TABLE OF CONTENTS



PART I:     Financial Information                                           Page
                                                                            ----

Item 1      Financial Statements

            Consolidated Balance Sheets
            -     September 30, 1997 and December 31, 1996                     3

            Consolidated Statements of Operations
            -     Three and Nine Months Ended September 30, 1997 and 1996      4

            Consolidated Statements of Cash Flows
            -     Nine Months Ended September 30, 1997 and 1996                5

            Notes to Consolidated Financial Statements                         6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

PART II     Other Information                                                 13

Item 6      Exhibits                                                          14

PART I

Item 1.  Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                       Sept. 30, 1997       Dec. 31, 1996
                                                                                       --------------       --------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                          $   32,245,196       $      172,764
    Accounts receivable                                                                     8,252,774            1,740,383
    Inventories                                                                             7,139,741            2,533,970
    Other current assets                                                                      228,792               73,157
                                                                                       --------------       --------------
             Total current assets                                                          47,866,503            4,520,274
Equipment and leasehold improvements, net                                                   7,822,933            2,647,361
Other assets                                                                                  234,609              137,230
                                                                                       --------------       --------------
                                                                                       $   55,924,045       $    7,304,865
                                                                                       ==============       ==============

                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable                                                                      $           --       $      506,180
    Current installments of obligations under capital leases                                1,348,639              503,827
    Notes payable to stockholders                                                                  --            1,500,000
    Accounts payable                                                                        5,801,537            1,944,073
    Accrued liabilities                                                                     1,098,011              355,282
                                                                                       --------------       --------------
             Total current liabilities                                                      8,248,187            4,809,362

Obligations under capital leases, excluding current installments                            1,015,088              542,259

Redeemable preferred stock, no par value. Authorized 13,379,164 shares - issued and outstanding 7,216,751 shares at
    December 31, 1996 (liquidation preference of $40,022,239
    at December 31, 1996 and redemption value
    of $36,474,201 at December 31, 1996                                                            --           39,312,836

Stockholders' equity (deficit):
    Common stock, no par value.  Authorized 30,000,000 shares;
        Issued and outstanding 941,334 shares at
        December 31, 1996 and 13,023,760
        shares at September 30, 1997                                                       88,862,176            1,376,715

    Additional paid-in capital                                                              3,261,674            1,604,997
    Deferred stock option compensation expense                                               (519,355)                  --
    Cumulative translation adjustment                                                          54,168               33,599
    Accumulated deficit                                                                   (42,997,893)         (40,374,903)
                                                                                       --------------       --------------

    Total stock holders' equity (deficit)                                                  46,660,770          (37,359,592)
                                                                                       --------------       --------------

                                                                                       $   55,924,045       $    7,304,865
                                                                                       ==============       ==============


                             See Accompanying Notes
                      to Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                           SEPT. 30,                                SEPT. 30,
                                               ---------------------------------         ---------------------------------
                                                   1997                 1996                 1997                 1996
                                               ------------         ------------         ------------         ------------

Net product sales                              $ 10,418,475         $    373,284         $ 22,986,172         $    406,116
Manufacturing contract service revenues                  --                4,048                   --              171,237
                                               ------------         ------------         ------------         ------------
                         Total Revenues          10,418,475              377,332           22,986,172              577,353
                                               ------------         ------------         ------------         ------------

Cost of products sold                             7,012,353            1,096,832           16,582,324            2,982,834
Manufacturing contract service expenses                  --                4,048                   --              170,658
                                               ------------         ------------         ------------         ------------
Total cost of products sold and
manufacturing contract service expenses           7,012,353            1,100,880           16,582,324            3,153,492
                                               ------------         ------------         ------------         ------------

     Gross profit (loss)                          3,406,122             (723,548)           6,403,848           (2,576,139)
                                               ------------         ------------         ------------         ------------

Operating expenses:
  Selling, general and administrative             1,800,912              753,657            5,278,557            2,287,126
  Research and development                        1,300,582              813,790            3,516,913            3,187,881
                                               ------------         ------------         ------------         ------------

               Total operating expenses           3,101,494            1,567,447            8,795,470            5,475,007
                                               ------------         ------------         ------------         ------------

          Income (loss) from operations             304,628           (2,290,995)          (2,391,622)          (8,051,146)
                                               ------------         ------------         ------------         ------------

Other income (expense):
  Interest Income                                   246,900               41,139              247,787                   --
  Interest expense                                 (170,255)             (61,000)            (507,988)            (147,941)
  Other income                                        8,285                   --               28,834                   --
                                               ------------         ------------         ------------         ------------

           Total other income (expense)              84,930              (19,861)            (231,367)            (147,941)
                                               ------------         ------------         ------------         ------------

                      NET INCOME (LOSS)        $    389,558         $( 2,310,856)        $( 2,622,989)        $( 8,199,087)
                                               ============         ============         ============         ============

Pro forma net income (loss) per share          $       0.02         $(      0.23)        $(      0.25)        $(      0.82)
                                               ------------         ------------         ------------         ------------

Shares used in computing pro forma net
income (loss) per share                          15,731,008           10,092,239           10,599,028           10,059,199
                                               ------------         ------------         ------------         ------------


                             See Accompanying Notes
                      to Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                          Nine Months Ended Sept. 30,
                                                                                       ---------------------------------
                                                                                           1997                 1996
                                                                                       ------------         ------------

Cash flows from operating activities:
    Net loss                                                                           $( 2,622,989)        $( 8,199,087)

    Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation and amortization                                                         845,571              371,547
      Stock issued to vendors for services                                                       --               48,677
      Compensation expense recorded on stock options to employees                         1,069,990                   --
      Amortization of note payable discount                                                  33,700                   --
      Changes in certain assets and liabilities:
         Accounts receivable                                                             (6,512,391)            (370,649)
         Inventories                                                                     (4,605,771)            (661,297)
         Other current assets                                                              (155,635)              15,188
         Accounts payable and accrued liabilities                                         4,600,193              149,874
                                                                                       ------------         ------------
             Net cash used in operating activities                                       (7,347,662)          (8,645,747)
                                                                                       ------------         ------------

Cash flows from investing activities:
    Purchase of equipment and leasehold improvements                                     (4,094,135)            (460,168)
    Increase in other assets                                                                (97,379)             (71,144)
                                                                                       ------------         ------------

             Net cash used in investing activities                                       (4,191,514)            (532,312)
                                                                                       ------------         ------------

Cash flows from financing activities:
    Repayments of obligations under capital leases                                         (609,367)            (162,715)
    Prepayments of notes payable                                                           (506,180)                  --
    Repayments of notes payable to stockholders                                                  --             (994,937)
    Net proceeds from issuance of convertible notes payable                                      --           11,967,426
    Proceeds from sale of redeemable preferred stock                                      6,956,023                   --
    Proceeds from sale of common stock                                                   37,750,234                   --
                                                                                       ------------         ------------
             Net cash provided by financing activities                                   43,590,710           10,809,774
                                                                                       ------------         ------------

Effect of translation and exchange rate changes on cash flows:                               20,569               25,479
                                                                                       ------------         ------------

Net increase in cash and cash equivalents                                                32,072,432            1,657,194
Cash and cash equivalents at beginning of period                                            172,764              127,659
                                                                                       ------------         ------------

Cash and cash equivalents at end of period                                             $ 32,245,196         $  1,784,853

Supplemental disclosure of cash flow information - cash paid
    during the period for interest                                                     $    501,924         $    243,386
                                                                                       ============         ============

Supplemental schedule of non-cash financing activities:
    Notes payable to stockholders converted into redeemable preferred stock               1,500,000            6,984,090
    Estimated fair value of warrant in connection with note payable                          67,400                   --
    Capital lease obligation incurred to acquire equipment                                1,967,343              530,516



                             See Accompanying Notes
                      to Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 33-29547) declared effective August 8, 1997. The accompanying consolidated financial statements include the accounts of Innova Corporation and subsidiary (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements are unaudited, condensed and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the financial position , results of operations and cash flows of the Company, for the periods presented, have been made. All such adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

2.    PRO FORMA NET INCOME (LOSS) PER SHARE

Pro forma net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during each period and the shares resulting from the conversion of all outstanding shares of preferred stock at the closing of the IPO. Common stock equivalents include all warrants and stock options which would have a dilutive effect, applying the treasury stock method. Additionally, common and common equivalent shares issued during the twelve months immediately preceding the initial filing of the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented prior to the offering, including loss years where the impact of the incremental shares is antidilutive, using the treasury stock method and the initial public offering price.

3.    SALE OF COMMON STOCK

In August 1997, the Company completed the sale of 3,162,500 shares of common stock through an initial public offering (the "Offering"), at a price of $13.00 per share. The net proceeds of the Offering totaled approximately $38 million. All of the 8,682,287 shares of convertible preferred stock automatically converted to an equal number of common shares upon closing of the Offering.

4.    INVENTORIES

Inventories consist of the following:

                       Sept. 30, 1997   Dec. 31, 1996
                       --------------   ------------
Raw Materials              $5,506,052     $1,874,765
Work - in - progress           70,870        503,984
Finished goods              1,562,819        155,221
                           ----------     ----------
                           $7,139,741     $2,533,970

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Innova designs, manufactures and supports millimeter wave radios for use as short - to medium-distance wireless communications links in developed and developing telecommunications markets. The Company began shipping the 23, 26 and 38 GHz models of its XP4 radio systems in the quarter ended September 30, 1996. In addition, the Company began shipments of the 13, 15 and 24 GHz models of the XP4 line in the quarter ended September 30, 1997. As of September 30, 1997 the Company had sold its XP4 radios to a total of 18 customers, generating $21.2 million in total revenues, $9.0 million of which occurred in the quarter ended September 30, 1997. Through September 30, 1997, approximately 37 % of the Company's XP4 sales have been to each of (for an aggregate of 74 % in total) Northern Telecom and Societe Anonyme de Telecommunications. Through September 30, 1997 approximately 89 % of the Company's XP4 sales have been made to customers located outside of the United States. The Company anticipates that international sales will continue to account for at least a majority of its sales for the foreseeable future. The Company was a development stage company from its incorporation in 1989 through March 31, 1996. As of September 30, 1997, the Company had an accumulated deficit of approximately $43.0 million.

The Company's net sales consist primarily of sales of point-to-point millimeter wave radios to systems integrators, other equipment resellers and service providers, principally for installation outside the U.S. Other revenues are generated from the resale of related telecommunications equipment such as antennas, cables and enclosures. The Company recognizes revenue upon shipment.

The Company launched the XP4 product line in late 1996. Since launching the XP4 product line, the Company has increased expenditures in an effort to increase sales and expand manufacturing capacity. In light of the fundamental changes in the character of the Company's operations during the past three years, which resulted in the Company changing from a development stage company to an operating company during its most recent fiscal year, the Company believes that period-to period comparisons of its financial results should not be relied upon as an accurate indicator of future performance.

Since introduction of the XP4 product line, orders have increased more rapidly than the Company has been able to expand its manufacturing capacity, resulting in delayed shipping dates and lost orders. The Company's backlog increased in the third quarter of 1997 with firm orders exceeding shipments by a factor of
1.7. The Company includes as orders for purposes of calculating the book to bill ratio only customer commitments for which the Company has received signed purchase orders and assigned shipment dates within the following 180 days. The Company's distribution agreements generally provide that products are to be shipped not more than 60 days after the order and that orders may be canceled prior to shipment. The Company believes the current level of backlog, as a percentage of sales, is due to inadequate manufacturing capacity and anticipates that the backlog will decrease as a percentage of sales as manufacturing capacity increases and delivery times decrease. The Company intends to continue its efforts to increase manufacturing capacity but expects that sales may continue to be constrained by limited capacity through 1997 and possibly into 1998.

As sales have increased since introduction of the XP4 in the third quarter of calendar 1996, the Company's gross margins have improved due to the Company's ability to absorb fixed and semi-variable operating costs over larger manufacturing volumes. The Company's gross profits over the past four quarters have also been favorably affected by lower component costs, particularly fabricated metal parts and transmit and receive hybrids. These component cost savings are principally a result of higher volume purchasing, the substitution of lower cost parts and the redesign of components and circuits.

The Company invested $3.2 million in equipment and leasehold improvements in the third quarter of 1997. This investment is expected to result in significant capacity expansion in the fourth quarter of 1997. The Company expects to continue to invest substantial amounts in increasing manufacturing capacity. In addition to the investments in manufacturing equipment and leasehold improvements, the Company plans on investing in software and management information systems. The Company expects to invest approximately $6.3 million in additional equipment, leasehold improvements and information systems over the next twelve months.

In the third quarter of 1997 revenue derived from large customers and large-scale projects continued to represent a significant portion of its total revenues. The Company believes that as its manufacturing capacity increases its sales will be distributed over a broader base of customers. Price competition among manufacturers of millimeter wave radios increased in the third quarter of 1997 and is expected to continue to increase over time. This may adversely affect the Company's margins.

The Company successfully launched 13, 15 and 24 GHz XP4 radios in the third quarter of 1997. In addition, the Company also began manufacture and shipments of 8x data rate XP4 systems in the third quarter of 1997. In addition to expanding the XP4 product line with additional frequencies and data rates, the Company has continued to devote resources to the development of point-to-point millimeter wave radios with different architectures that are designed to address different market needs than the XP4. Therefore, the Company expects to increase research and development costs over time.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items derived from the Company's Consolidated Statements of Operations expressed as a percentage of Net Product Sales.


                                              Three Months Ended Sept. 30,       Nine Months Ended Sept. 30,
                                              ----------------------------       ---------------------------
                                                  1997             1996              1997              1996
                                                ------           ------            ------            ------
Net product sales                                 100%             100%              100%              100%
Cost of products sold                              67%             292%               72%              546%
                                                ------           ------            ------            ------
Gross profit (loss)                                33%            (192%)              28%             (446%)
Operating expenses:
  Selling, general and administrative              17%             200%               23%              396%
  Research and development                         12%             216%               15%              552%
                                                ------           ------            ------            ------
Income (loss) from operations                       3%            (607%)             (10%)            (948%)
Other income (expense)                              1%              (5%)              (1%)             (26%)
                                                ------           ------            ------            ------
Net income (loss)                                   4%            (612%)             (11%)           (1420%)
                                                ======           ======            ======            ======


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 1996

NET PRODUCT SALES. Net product sales increased to $10.4 million for the three months ended September 30, 1997, as compared to $0.4 million for the three months ended September 30, 1996. The increase is attributable to sales of XP4 radios, sales of which did not begin until the quarter ended September 30, 1996. International sales represented 98% of total net product sales for the three months ended September 30, 1997. XP4 unit shipment volumes reached a quarterly record in the three months ended September 30, 1997; however, average sales prices declined from previous quarters.

GROSS PROFIT (LOSS). Gross profit increased to $3.4 million for the three months ended September 30, 1997, as compared to a loss of $0.7 million for the three months ended September 30, 1996. The increase in gross profit was primarily attributable to the increased sales of XP4 radios, increased manufacturing volumes and reduced unit material and outside processing costs resulting from higher volume purchases and lower, negotiated vendor prices. The impact on gross profit of these factors was partially offset by lower average sales prices resulting from increased unit sales to a significant customer with lower negotiated sales prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1.8 million for the three months ended September 30, 1997 as compared to $0.8 million for the three months ended September 30, 1996. The increase was due primarily to increased compensation expenses associated with the addition of sales and marketing staff in the U.S. and UK offices to support the XP4 product line, including sales commissions paid on increased sales revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.3 million for the three months ended September 30, 1997 as compared to $0.8 million for the three months ended September 30, 1996. The increase in research and development expenses was primarily due to increases in staffing, additional consulting expenses, and increased expenditures on prototype materials. Research and development expenses incurred for the three months ended September 30, 1997 were related to a great extent to completion of the 13 and 15 GHz radios along with the 8x data rate indoor unit.

OTHER INCOME (EXPENSE). Other income (expense) increased to $85,000 for the three months ended September 30, 1997 as compared to ($20,000) for the three months ended September 30, 1996. The increase was due to increases in interest expense resulting from additional capitalized leases and borrowings on the Company's working capital line being more than offset by increases in interest income resulting from investment of cash and cash equivalents made available by the Company's initial public offering.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1996

NET PRODUCT SALES. Net product sales increased to $23.0 million for the nine months ended September 30, 1997, as compared to $0.4 million for the nine months ended September 30, 1996. The increase is attributable to sales of XP4 radios, sales of which did not begin until the quarter ended September 30, 1996. International sales represented 92 % of total net product sales for the nine months ended September 30, 1997. Although XP4 unit shipment volumes have increased steadily since introduction in late 1996, XP4 sales prices have declined over time and are expected to continue to decline in the future due to increased price competition, particularly with respect to larger orders.

GROSS PROFIT (LOSS). Gross profit increased to $6.4 million for the nine months ended September 30, 1997, as compared to a loss of ($2.6) million for the nine months ended September 30, 1996. The increase in gross profit was attributable to the increased sales of XP4 radios, increased manufacturing volumes and reduced unit material and outside processing costs resulting from higher-volume purchases and lower, negotiated vendor prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $5.3 million for the nine months ended September 30, 1997 as compared to $2.3 million for the nine months ended September 30, 1996. The increase was due primarily to a $1.1 million charge to compensation expense in connection with amendments to stock options granted in calendar 1996 as well as to increased compensation expense associated with the addition of sales and marketing staff in the U.S. and UK offices to support the XP4 product line. The Company opened small sales offices in Mexico City and Miami in the third quarter of 1997 and may incur additional compensation expense in connection with opening additional sales offices, particularly in certain international markets and in connection with adding administrative personnel. The Company anticipates that administrative expenses will also increase beginning in the fourth quarter of 1997 due to substantial planned investments in information systems and personnel.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $3.5 million for the nine months ended September 30, 1997 as compared to $3.2 million for the nine months ended September 30, 1996. The increase in research and development expenses was primarily due to increases in staffing which offset a large reduction in consulting expenses. Research and development expenses incurred for the nine months ended September 30, 1997 were related to improvements to and expansion of the XP4 product line along with the continued development of similar products based on different system architectures and targeted at different market segments.

OTHER INCOME (EXPENSE). Other (expense) increased to ($231,000) for the nine months ended September 30, 1997 as compared to ($148,000) for the nine months ended September 30, 1996. The increase was due to increases in interest expense resulting from additional capitalized leases and borrowings on the Company's working capital line. In the third quarter of 1997 the Company used the proceeds from its initial public offering closed in August of 1997 to repay borrowings under its working capital lines. The remaining balance was invested. Accordingly, the Company anticipates that interest expense will decrease and interest income will increase in the future.

INCOME TAXES. No provision for income taxes had been recorded, as the Company incurred net operating losses through September 30, 1997. As of September 30, 1997, the Company had remaining net operating loss carryforwards of $36.8 million and additional loss carryovers relating to its UK subsidiary. The U.S. net operating loss carryforwards will expire in various amounts from 2005 to 2012. Although the application of these amounts is subject to certain annual limitations under the Internal Revenue Code of 1986, as amended, the Company believes that the availability of the cumulative Federal net operating loss carryforward is not currently limited. However, there can be no assurances that future events, such as the issuance of additional shares of common stock, or transfers of outstanding shares of common stock by the Company's shareholders, will not cause an ownership change to occur in the future and limit the availability of the NOLs. The Company anticipates that its effective income tax rate will approach the statutory rate after these amounts are applied or expire. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability.

LIQUIDITY AND CAPITAL RESOURCES

In August 1997 the Company completed the sale of 3,162,500 shares of common stock through an initial public offering at a price of $13.00 per share. The net proceeds of the Offering totaled approximately $37 million. The Company also raised an additional $8.5 million from the private placement of equity securities prior to the Offering in March and June of 1997.

The Company used the $37.3 million net proceeds from its initial public offering to repay the $2.0 million outstanding principal and accrued interest of its credit line. In addition, the Company used $1.5 million of the net proceeds to repay the Company's outstanding principal balance and accrued interest on its term loan. Approximately $3.2 million of the net proceeds has been used to acquire equipment and the remainder of the net proceeds, $31.5 million, has been used for working capital purposes and investments in short-term securities with a maturity of six months or less at date of purchase. The Company expects to invest approximately $6.3 million in additional equipment, leasehold improvements and information systems over the next twelve months and to use the balance of the net proceeds for working capital and other general corporate purposes, such as supporting growth in inventory and receivables and hiring additional personnel in connection with the Company's efforts to increase its production capacity, scope of operations, research and development and sales and marketing activities.

The Company had $32.2 million and $0.2 million of cash and cash equivalents at September 30, 1997 and December 31, 1996 respectively. Although working capital increased from ($0.3) million as of December 31, 1996 to $39.6 million as of September 30, 1997, it is expected to decrease as a result of planned investments in equipment and leasehold improvements.

Accounts receivable increased to $8.3 million at September 30, 1997 as compared to $1.7 million at December 31, 1996. This was the result of increased sales volumes in the nine months ended September 30, 1997. Inventories also increased to $7.1 million at September 30, 1997 compared to $2.5 million at December 31, 1996. This increase was related to the increase in manufacturing levels necessary to support increased sales. Accounts payable increased to $5.8 million at September 30, 1997 as compared to $1.9 million at December 31, 1996 largely due to the ramp-up related to the XP4 product and to the large balance of payables related to equipment purchases made in the three months ended September 30, 1997.

The Company believes that its current working capital, together with funds provided by operations, will be sufficient to meet its liquidity requirements for at least the next 12 months. To the extent additional capital is necessary, the Company could be required to obtain additional credit facilities or to sell additional equity, debt or convertible securities. There can be no assurance that additional financing will be available at the time or in the amounts that may be needed, or that any financing which is available will be on terms favorable to the Company and its shareholders.

Approximately 89% of the Company's XP4 sales through September 30, 1997 were made to customers located outside the United States. While the operating income the Company will rely upon to meet a portion of its liquidity needs will come in significant part from international customers, the Company has experienced no appreciable difference in pricing, inventory levels or receivables realization between its domestic and international customers. Additionally, as all of the Company's sales to date have been denominated in U.S. dollars and the Company anticipates that this will continue for the foreseeable future, the Company's operating revenues are not subject to appreciable exchange rate risk and the Company has consequently not implemented any programs to specifically address such risk.

QUARTERLY RESULTS OF OPERATIONS. The Company's historical quarterly operating results have fluctuated significantly, principally due to the fact that the Company was, until mid-1996, a development stage company. In consequence, these fluctuations are largely explained by variation in expenses incurred in connection with the development of the Company's XP4 systems. The Company may continue to experience significant quarterly fluctuations in sales, gross margins and operating results; however, these fluctuations are likely to be caused by different factors than those that existed in the past, making prediction of the Company's performance difficult, if not impossible. Because of the many factors which may affect the Company's performance in any particular period and because the Company changed from a development stage Company to an operating Company during its most recent fiscal year, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

The paragraphs entitled "Selling, General and Administrative Expenses", "Research and Development", and "Other Income (Expense)" in the Section entitled "Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996", and the paragraphs entitled "Selling, General and Administrative Expenses", "Research and Development" and "Other Income (Expense)" in the Section entitled "Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30,1996" contain Forward Looking Statements. Actual results could differ materially from those anticipated or projected in the Forward Looking Statement as a result of a number of factors.

PART II.-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)

                               INNOVA CORPORATION
                                   FORM 10-Q
                             QUARTER ENDED 9/30/97
                           PART II-OTHER INFORMATION

(f)  Use of proceeds from recent sales of registered securities:
     (1)  Effective date of the Securities Act registration statement   08/08/97
     (2)  Offering date                                                 08/08/97
     (3)  N/A
     (4)
          (i)   The offering terminated after sale of all of the securities registered
          (ii)  Managing underwriters - UBS Securities, Hambrecht & Quist,
                Wessels, Arnold & Henderson
          (iii) Registered securities -  Common Stock
          (iv)
                Amount registered                                      3,162,500  shs
                Aggregate offering price of the amount registered    $41,112,500
                Amount sold                                            3,162,500
                Aggregate offering price of the amount sold to date  $41,112,500

                                                                                        Payments to Others
                                                                       Payments      --------------------------
                                                                     To Directors                 Estimated          Total
                                                                         etc.          Paid       Balance Due       Expenses
                                                                     ------------    ---------    -----------     -----------
          (v)
               Expenses incurred:
                    Underwriters discounts                               None        $2,877,875      None          $2,877,875
                    Accountants fees                                     None           163,915      None             163,915
                    Attorneys fees                                       None           309,099                       309,099
                    Printing                                             None             2,212     317,987           320,199
                    Travel expenses                                      None            15,220      20,000            35,220
                    SEC and Nasdaq fees                                  None            70,620                        70,620
                    Presentation expenses                                None            23,917                        23,917
                                                                                      3,362,858     337,987         3,800,845
          (iv)
               Net offering proceeds                                 $37,311,655

                                                                       Payments       Payments
                                                                     To Directors       To
                                                                         etc.         Others
                                                                     -----------     -----------
          (vii)
               Use of net offering proceeds as of 9/30/97:
                    Construction of plant, building & facilities         None          $167,640
                    Purchase of equipment                                None         3,043,094
                    Purchase of real estate                              None            None
                    Acquisition of other businesses                      None            None
                    Repayment of indebtedness                            None         3,491,918
                    Working capital                                      None          (375,269)
                    Temporary investments                                None        30,984,272
                                                                         None       $37,311,655

          (viii)
               The use of proceeds to date does not represent a material change in the use of proceeds described in the prospectus.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibit is filed as part of this report.
3.1 Restated Articles of Incorporation dated August 13, 1997. Incorporated by reference to exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 333-29547.

3.2 Amended and Restated Bylaws dated July 8, 1997. Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, No. 333-29547.

11.1    Computation of Per Share Earnings.

27.1    Financial Data Schedule.


(b) Reports on Form 8-K

        Not Applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Innova Corporation
                                                      ------------------
                                                         (Registrant)


By:   /s/ Jean-Francois Grenon
      -------------------------------------
      Jean-Francois Grenon
      President and Chief Executive Officer

By:   /s/ John M. Hemingway
      -------------------------------------
      John M. Hemingway
      Chief Financial Officer



Date: November 13, 1997

                                 EXHIBIT INDEX


EXHIBIT
NO.

3.1 Restated Articles of Incorporation dated August 13, 1997. Incorporated by reference to exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 333-29547.

3.2 Amended and Restated Bylaws dated July 8, 1997. Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, No. 333-29547.

11.1    Computation of Per Share Earnings.

27.1    Financial Data Schedule.