Form 10-Q/A
period 1997-09-30
INNOVA CORP /WA/
filed 1997-11-25
CIK 1044615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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

                        Commission File Number 000-22931



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
                                                                                       ==============       ==============

                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                       AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Notes payable                                                                      $           --       $      506,180
    Current installments of obligations under capital leases                                1,348,639              503,827
    Notes payable to stockholders                                                                  --            1,500,000
    Accounts payable                                                                        5,801,537            1,944,073
    Accrued liabilities                                                                     1,098,011              355,282
                                                                                       --------------       --------------
             Total current liabilities                                                      8,248,187            4,809,362

Obligations under capital leases, excluding current installments                            1,015,088              542,259

Redeemable preferred stock, no par value. Authorized 13,379,164 shares - issued and outstanding 7,216,751 shares at
    December 31, 1996 (liquidation preference of $40,022,239
    at December 31, 1996 and redemption value
    of $36,474,201 at December 31, 1996                                                            --           39,312,836

Stockholders' equity (deficit):
    Common stock, no par value.  Authorized 30,000,000 shares;
        Issued and outstanding 941,334 shares at
        December 31, 1996 and 13,023,760
        shares at September 30, 1997                                                       86,862,176            1,376,715

    Additional paid-in capital                                                              3,261,674            1,604,997
    Deferred stock option compensation expense                                               (519,355)                  --
    Cumulative translation adjustment                                                          54,168               33,599
    Accumulated deficit                                                                   (42,997,893)         (40,374,903)
                                                                                       --------------       --------------

    Total stock holders' equity (deficit)                                                  46,660,770          (37,359,592)
                                                                                       --------------       --------------

                                                                                       $   55,924,045       $    7,304,865
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