Form 10-K
period 1997-12-31
INNOVA CORP /WA/
filed 1998-03-31
CIK 1044615

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-22931

                               INNOVA CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 WASHINGTON                                     91-1453311
          (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

          GATEWAY NORTH, BUILDING 2                             98168-1974
           3325 SOUTH 116TH STREET                              (ZIP CODE)
             SEATTLE, WASHINGTON
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (206) 439-9121
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the registrant, based on the closing price on March 25, 1998, as reported on NASDAQ, was $100,320,918.(1)

     The number of shares of the registrant's Common Stock outstanding as of March 25, 1998, was 13,842,408.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II of this Report and portions of the registrant's Proxy Statement relating to the registrant's 1998 Annual Meeting of Stockholders to be held on June 16, 1998, are incorporated by reference into Part III of this Report.
---------------
(1) Excludes shares held of record on that date by directors and officers and greater than 5% shareholders of the registrant. Exclusion of such shares should not be construed to indicate that any such person directly or indirectly possesses the power to direct or cause the direction of the management of the policies of the registrant.
================================================================================

                                    PART I.

ITEM 1.  BUSINESS

     Innova was incorporated in 1989. Innova designs, manufactures and supports millimeter wave radios for use as short- to medium-distance wireless communication links in developed and developing telecommunications markets. Innova's products enable telecommunications service providers to establish reliable and cost-effective voice, data and video communications links within their networks. Innova's products operate in frequencies ranging from 13-38 GHz and may be used in various applications, including cellular and PCS/PCN networks, broadband communications, local loop services and long distance networks.

     Innova's millimeter wave radio systems are designed to operate at multiple E1/T1 rates, are based on a common system architecture and are software configurable. Innova's radio systems consist of an Indoor Unit ("IDU"), which interfaces with the user's network and is digitally linked to an Outdoor Unit ("ODU"), which transmits and receives the Radio Frequency ("RF") signal. The common embedded software platform in the IDU and ODU is simple network management protocol "SNMP"-compliant and provides the ability to remotely monitor and manage Innova's radios within a network using the service provider's network management system.

     Innova markets its products principally to systems integrators with a strong regional presence in Europe, Latin America and Asia. Innova seeks to develop strategic relationships with these systems integrators, which provide field engineering, installation, project financing and support to service providers. To date, Innova has entered into distribution agreements with Bosch, NERA, Wireless, Inc. and SAT. Innova also markets its products directly to certain service providers in the U.S. and internationally. To date, the Company has supplied products, either through distribution relationships or directly, to Alestra (Mexico), Associated Communications (Teligent) (U.S.), Avantel (Mexico), Bosch Telcom, Bouygues Telecom (France), Ericsson (Mexico), Romatel (Romania), Globtel (Slovakia), Nortel (Canada), PacBell Mobile Services (U.S.) and Telcel (Venezuela), among others.

INDUSTRY BACKGROUND

     In recent years, worldwide demand for telecommunications services has increased dramatically. In developed countries, much of the demand has been for mobile services, while in developing countries demand has been principally for basic voice service. This demand has been driven by the recognition that effective communications enhance business productivity and can accelerate economic growth. Demand has also been driven by the emergence of technologies that allow the development and deployment of cost-effective, reliable telecommunications systems.

     Changes in the regulatory environment in many countries, including the elimination of monopolies for public telecommunications services, privatization of government-owned telecommunications organizations and allocation and licensing of radio frequency spectrum by regulatory authorities, have led to an increase in the number of telecommunications service providers seeking to meet this demand. In Europe, for example, recent EU directives prohibit each member country from restricting competitive access to mobile and local service after January 1, 1998. In the U.S., the Telecommunications Act of 1996 mandated competitive access to local telephone networks, and spectrum has been allocated for five wireless carriers per market. Similar trends are occurring in developing countries, creating significant opportunities for new entrants in the telecommunications markets.

     Telecommunications service providers are seeking to rapidly capture market share by establishing new networks and expanding existing networks in response to the opportunities created by deregulation, technological advances and increasing consumer demand. As demand for telecommunications services has increased, mobile and local service providers have committed significant amounts of capital to the installation of network infrastructure. In developed countries, new service providers have the option to lease network capacity from existing service providers, but often choose not to do so since such leasing arrangements may be with competitors, may be comparatively expensive and would not allow the service provider to control the network. As a result, many new service providers are seeking to build their own networks to provide new or improved service. In addition, existing service providers have continued to upgrade and expand their networks to respond to customer demand and increased competition. In developing countries, both new and existing service providers are investing heavily to build out network infrastructure to respond to the demand for basic service.

     Telecommunications links are a critical element of network infrastructure. Service providers must choose between wireline or wireless equipment for each of the many telecommunications links that connect various parts of their networks. Wireless links are frequently used within telecommunications networks to interconnect cell sites, switching systems, wireline transmission systems and other fixed facilities. Wireless links generally involve relatively low initial capital costs, and may be quickly deployed, especially in urban areas, as no terrestrial rights of way need to be acquired or cables installed. In addition, new wireless links can be rapidly added to upgrade or expand existing telecommunications networks and installed links can be quickly relocated to respond to shifts in demand.

     Telecommunications infrastructure developers rely increasingly upon millimeter wave radio systems for short- to medium-distance wireless links. The narrower antenna-beam width of millimeter wave frequencies allows a higher density of links in a given geographic area as compared to lower frequencies. The atmospheric attenuation of millimeter wave frequencies also allows these frequencies to be re-used after relatively short distances. As a result, millimeter wave radios are particularly well-suited to provide wireless transmission over short- to medium-distances, especially in areas of dense usage.

     As millimeter wave radios have become an increasingly critical component of telecommunications networks, service providers have focused on the quality and lifetime ownership cost of these systems. Thus, service providers now demand more reliable millimeter wave radios in order to reduce costly service interruptions resulting from the failure of critical links within their telecommunications networks. Due to increased sensitivity to aesthetic concerns, congestion in urban environments and use of wireless systems in developing countries, base stations are becoming smaller and are being placed in less suitable locations. As a result, service providers now seek radio systems which are smaller and which perform reliably under adverse conditions. In addition, larger and more complex telecommunications networks require millimeter wave radios which can be easily integrated with other parts of the network, avoiding the need for multiple network management systems. Moreover, the need to rapidly deploy and upgrade networks requires millimeter wave radios which can be easily installed without sophisticated tools or special skills, and which can be easily and quickly reconfigured or field upgraded.

INNOVA SOLUTION

     Innova's millimeter wave radio systems are reliable, intelligent, feature-rich and easy to install, maintain and upgrade. The Company's XP4 radio systems have been selected for deployment by major systems integrators and new service providers since their introduction in 1996. The Company believes its products provide the following benefits:

     Reliability. The Company develops and manufactures radio systems capable of performing reliably under extreme temperatures. The Company believes the low parts count, low power consumption and high tolerance to temperature extremes of its XP4 radio systems make them inherently more reliable than competing products. In addition, the all-digital communications interface between the XP4 radio systems' IDU and ODU provides greater immunity to electromagnetic and radio-frequency-induced interference.

     Ease of Installation and Maintenance. The lightweight XP4 can be easily installed by a single technician without a PC, additional software, specialized tools or test equipment. The comprehensive embedded software program facilitates accurate installation by alerting the installer to configuration mistakes with blinking LEDs. The diagnostic features of the embedded software platform simplify maintenance by permitting field technicians to determine proper operation of an installed terminal without disconnecting the radio unit from the antenna. The XP4 software platform allows control of the entire radio link from either end of the link, or from a single remote location. In addition, the SNMP interface allows operation of the entire system from a central, common network management center. XP4 radio systems also feature a high degree of modular commonality across frequency bands and data rates. This common architecture reduces spare parts inventory and training costs.

     Adaptability. The Company believes it is the first to provide millimeter wave radio systems which provide an open network management capability, thereby facilitating inclusion of the systems into a variety of telecommunications networks. Innova's compact XP4 radio systems are designed to occupy less space and are well-suited to operate in various settings where small size and resistance to temperature extremes are necessary. The high immunity to interference provided by the digital communications link between the IDU and the ODU also allows the XP4 to be deployed in less suitable sites currently prevalent in developing countries and congested urban areas.

     Ease of Reconfiguration and Upgradeability. Common hardware and a common software platform across all XP4 radio systems facilitate integration into network management systems and provide remote reconfiguration and upgrade capabilities. The comprehensive embedded software platform common to all of Innova's XP4 radio systems allows network operators to download new code into the radio units without interrupting traffic or upgrading each unit on site. The ability to easily reconfigure and upgrade the XP4 systems allow service providers to enhance and expand their networks without having to replace installed XP4s.

INNOVA STRATEGY

     Innova's objective is to be a leading provider of digital millimeter wave radios. Innova intends to address the needs of major systems integrators using millimeter wave radios for wireless connectivity solutions in mobile and local loop networks, including broadband capability. Innova's strategy includes the following key elements:

     Continue To Focus on Millimeter Wave Radio Market. The Company intends to continue to focus its product development efforts on new and existing point-to-point millimeter wave radios, and to maintain its competitive advantage by continuing to focus its development efforts on small, lightweight systems which perform reliably at extreme temperatures and can be produced, installed and maintained on a cost-effective basis. The Company believes it was the first to provide millimeter wave radio systems with a SNMP-compliant architecture, and that it was the first to develop, produce and deliver 24 GHz equipment for use in the U.S. market in response to allocation of 24 GHz spectrum by the FCC. The Company intends to further expand the frequency range and traffic capacity of its systems, and is in the process of developing prototypes of possible products designed for new applications and upgrades of several of the existing products.

     Expand Distribution Through Strategic Relationships. The Company intends to expand the geographic coverage and increase the market penetration of its products by strengthening existing, and establishing new, strategic relationships with major systems integrators with strong regional presences throughout the world. The Company believes that the cost-effective architecture of its products provides a competitive advantage in developing relationships with major systems integrators. The Company intends to focus on further reducing the cost of its radio systems to maintain that advantage. The Company also believes that service providers will rely more often on third parties to supply and build their network infrastructure and, therefore, that its relationships with major systems integrators will become increasingly important. The Company believes the ability of many major systems integrators to offer financing on larger projects, and supply complementary products and services necessary to build telecommunications networks, facilitates sales of the Company's products.

     Leverage System Architecture. The Company intends to leverage its system architecture to realize efficiencies in its product design, assembly and test processes. The Company believes these attributes will enable the Company to be first to market with new, reliable products that are cost-effective and meet the evolving demands of systems integrators and service providers. The Company plans to continue to design its system architecture to minimize the number of components in each system and to maximize the use of common components across the full range of the Company's products. The Company believes its use of common modules, components and a common software platform facilitates product enhancement and new product development by reducing the number of components that need to be re-engineered.

     Simplify Product Assembly and Test Processes. The Company continually seeks to refine and simplify its product design and assembly, calibration and test processes, which are the most significant components of production cost. The Company believes its rigorous testing processes, including operation of radio systems at extreme temperatures and use of proprietary software and test stations, provide a significant competitive advantage. The Company intends to continue to develop software that increases automation and process reliability and improves productivity. The Company also believes that increased automation could allow it to reduce dependence on skilled labor and enable it to establish additional manufacturing facilities in developing markets to increase market opportunity.

PRODUCTS

     The Company's radio systems are designed to operate in millimeter wave bands used for the transmission of voice, data and video traffic over short- to medium- distances. The Company's XP4 products are based on a common system architecture and are software configurable. The Company's XP4 systems operate at data rates up to and including 4E1 and 4T1, and have been certified for use in the Czech Republic, France, Germany, Mexico, Slovakia, Argentina, The Philippines, Chile, Colombia, Brazil, Venezuela, Canada, Spain, the U.K. and the U.S.

     The following table provides transmission distances and the number of access lines offered by the 13 GHz, 15 GHz, 18 GHz, 23 GHz, 24 GHz, 26 GHz and 38 GHz systems currently being marketed by the Company.

                                XP4 PRODUCT LINE

                NUMBER OF ACCESS LINES
               -------------------------
FREQUENCY IN   2E1/4E1 AND     4T1 OR       OPERATIONAL
    GHZ          4E1/8E1       4T1/8T1     RANGE IN MILES
------------   -----------   -----------   --------------
     13            Yes           Yes             15
     15            Yes           Yes             15
     18            Yes           Yes             10
     23            Yes           Yes              6
     24             No           Yes              5
     26            Yes            No              5
     38            Yes           Yes              3

     Indoor Unit. The IDU is the interface to the user's network. It is an assembly mounted indoors, or in a base station, that contains digital signal processing electronics, including line interface and digital multiplexing circuitry. The IDU also includes the alarm and diagnostic ports, service channel and SNMP-compliant network management capability. The IDU provides for the ability to set capacity, frequency and power output of the radio link through software configuration without requiring access to the outdoor unit.

     Configuration of the Company's radio systems, including frequency selection, power output setting, capacity and link ID, along with alarm monitoring and receive signal level indications, are performed using the five-button keypad located on the front panel of the IDU, or by using a PC and the Company's proprietary XPView software interface. In contrast, many competing millimeter wave systems require mechanical adjustment and manual tuning, which involve sending maintenance personnel with test equipment to the radio's installed location. Software embedded in the Company's radio system also facilitates upgrades of system capacity, with minimal hardware changes.

     Outdoor Unit. The ODU consists of a lightweight, compact, integrated RF electronics enclosure that attaches directly to an antenna. The RF enclosure contains electronics that, when transmitting, convert, modulate and amplify the digital signal received from the IDU. Typically, the ODU is installed outdoors on a tower or rooftop. A simple latch secures the ODU to the antenna, allowing for vertical or horizontal polarization installation, and permits removal of the ODU without tools and without affecting antenna alignment.

     Software. The Company's embedded software platform is common to all XP4 frequency bands and capacity models. It enables control of user configurable features from the five-button keypad on the IDU. The embedded software code is also compatible with the Company's custom manufacturing test and calibration software. This approach facilitates automation of the final test process by enabling adjustments to equipment parameters through software commands, rather than the traditional method of manual dip-switches or pots.

     The Company's XPView software provides a remote means of configuring the Company's radio systems, as well as providing for advanced diagnostics and maintenance capabilities, including code downloading. The optional SNMP feature is implemented via a small plug card in the IDU which provides Ethernet, RS232, and RS422 communication ports for remote link control and remote collection of status and alarm data.

SYSTEM ARCHITECTURE

     The Company's system architecture is designed to offer advantages in reliability, cost, installation and maintenance when compared to competitive systems. The Company employs a common set of modules and components for all data rates and frequencies with the exception of the transmit and receive modules and diplexer filters. This substantially simplifies the logistics of customer support, purchasing, and manufacturing. The Company incorporates the four-level FSK modulator/demodulator into the ODU, rather than including it in the IDU. The Company believes this results in a more reliable design by permitting digital communications between the IDU and ODU, thereby reducing interference from EMI or ground loop, by permitting filtering of undesirable noise and eliminating cable equalization circuitry completely. This also reduces the electronics contained in the IDU, resulting in a compact indoor unit which occupies only one rack unit mounting space in telecom cabinets or base stations.

     The Company's ODU uses advanced miniature, multifunction transmit or receive hybrid modules which provide for lower power consumption, smaller size and fewer interconnection cables or assemblies than conventional millimeter wave radio systems. In addition the Company's proprietary compact diplexer filter design eliminates the need for bulky separate transmit and receive filters and an associated circulator. This design approach results in a lighter, more compact ODU than competing systems.

     The embedded software platform reduces the number of manufacturing models by facilitating production of radio systems for use with varying frequency plans in different countries. In contrast, traditional systems require hardware variations to adjust to different frequency plans in each country. In addition, each ODU will support multiple traffic capacities without any hardware changes, as these modifications are also governed by software. Transmit power level is also controlled electronically from the IDU. As a result, no field adjustments, switch settings or other modifications are required to operate an ODU within its designated tuning range regardless of frequency plan, traffic capacity or transmitter output power. The intuitive built-in software interface permits terminal configuration without extensive training or special tests using the five-button keypad on the face of the IDU. The embedded software platform also facilitates accurate installation by alerting the installer to mistakes with blinking LEDs. Software configurability enables the provision of advanced field diagnostic tools such as RF terminal loopback. In this mode, the transmitter is tuned to the frequency of the local receiver, enabling operation of the terminal in RF loopback and verification of proper, error-free performance. In order to perform similar functions, competing systems require either the use of a bulky, external turnaround oscillator or the use of complex, internal mechanical assemblies.

CUSTOMERS

     The Company's customers consist principally of systems integrators, which incorporate XP4 radio systems into a variety of telecommunications networks to be sold to telecommunications service providers. Systems integrators may also provide engineering and installation services and project financing for service providers. These systems integrators develop the network design and provide the field effort necessary to install, commission and maintain the Company's systems. Systems integrators are extensively used by fixed and mobile service providers in Europe, Asia and developing countries. The Company also sells its products directly to service providers, principally in North America. Service providers can use the Company's products for various applications, including cellular and PCS/PCN networks, broadband communications, local loop services, and access to long distance networks. As of December 31, 1997, 85% of the Company's sales have been to systems integrators, with the remaining 15% being made directly to service providers.

     The systems integrators and service providers set forth below have each placed significant orders for XP4 radios since introduction of the product line in the quarter ended September 30, 1996. The Company has also received orders for lesser quantities, principally for use as demonstration units, from Lucent Technologies and Mitec.

        SYSTEMS INTEGRATORS                         SERVICE PROVIDERS
        -------------------                         -----------------
Bosch                                Airlink (Brazil)
Ericsson                             Alestra (Mexico)
NERA                                 Associated Communications (Teligent U.S.)
Nortel                               Avantel (Mexico)
SAT                                  Bachow Communications (U.S.)
Simtel                               Bouygues Telecom (France)(1)
Wireless                             Globtel (Slovakia)(1)
                                     Iusacel (Mexico)
                                     Mercury (Argentina)
                                     PacBell Mobile Services (U.S.)
                                     Romatel (Romania)
                                     Smartcom (Philippines)
                                     Telcel (Venezuela)(1)

---------------
(1) Indicates service providers that purchased equipment from a systems integrator.

     To date, approximately twenty-three customers have accounted for all of the Company's sales of XP4 systems. Sales to Associated Communications (Teligent), Bachow Communications and Nortel accounted for approximately 14.5%, 12% and 45% of the Company's XP4 sales, respectively, in calendar 1996. Paul Bachow, a director and greater-than-5% beneficial owner of the Company's Common Stock, is the only shareholder and the President of Bachow Communications. For the year ended December 31, 1997, Associated Communications (Teligent), Nortel and SAT accounted for 5%, 24% and 46%, respectively, of the Company's XP4 sales, and as of December 31, 1997, two customers, NERA and SAT, accounted for approximately 19% and 27%, respectively, or an aggregate of 46%, of the Company's backlog scheduled for shipment in the six months subsequent to December 31, 1997. SAT is a greater-than-5% beneficial owner of the Company's Common Stock. The Company has entered into agreements with SAT for exclusive distribution in France, Italy, Poland, Hungary, Andorra and Monaco and nonexclusive distribution in other countries; with Bosch, for global distribution other than France, Italy, Poland and Hungary; with NERA, for distribution principally in Asia, Latin America and parts of Europe; and with Wireless for distribution primarily in Latin America and Asia. The Company has also sold a significant portion of its products to Nortel. The Company anticipates that its sales will continue to be to a relatively small group of customers, consisting principally of international systems integrators and, in North America, service providers. For the nine month fiscal period ended December 31, 1996, 50% of total sales were to a single customer in Canada, and 27% and 43% of total sales for the year ended December 31, 1997 were to a single customer in each of Canada and France, respectively. See Note 13 to Consolidated Financial Statements.

     The Company's ability to achieve or increase its sales in the future will depend in significant part upon its ability to obtain and fulfill orders from existing and new customers and maintain relationships with and provide support to existing and new customers, its ability to manufacture systems on a timely and cost-effective basis and to meet stringent customer performance and other requirements and shipment delivery dates. As a result, any cancellation, reduction or delay in orders by, or shipments to, any customer, as a result of manufacturing difficulties or otherwise, may have a material adverse effect upon the Company's business, financial condition and results of operations. There can be no assurance that the Company's sales will continue to increase in the future or that the Company will be able to retain and support existing customers or to attract new customers.

DISTRIBUTION RELATIONSHIPS

     The Company markets its products principally to systems integrators with a strong regional presence in countries in Europe, Latin America and Asia. The Company believes these relationships are a critical component of its ability to include its systems in major network buildout projects. To date, the Company has entered into major agreements with NERA, Bosch and SAT (the material terms of which are discussed below) as well as other systems integrators.

     NERA Arrangements. NERA ASA has entered into an OEM Purchase and Limited Licensing Agreement with the Company (the "NERA Agreement") pursuant to which they have ordered in excess of $5 million of XP4 product kits and components. The NERA Agreement authorizes NERA and its affiliated companies to purchase products from the Company on most-favored-customer pricing and terms and to distribute such products on a non-exclusive basis in all countries other than France, Hungary, Poland, Italy, Monaco and Andorra (collectively, the "SAT Territories"), where sales by NERA are to be coordinated with SAT on a case-by-case basis. Under the NERA Agreement, the Company and NERA have committed to cooperative development of certain new XP4 products and features, and the Company has granted NERA certain design approval rights, as well as testing rights on XP4 kits purchased from the Company. The Company has also granted NERA a royalty-free right to manufacture and test XP4 indoor units solely for sale with the Company's outdoor units; and a royalty-bearing right to use the Company's designs and technologies for the purpose of manufacturing XP4 products, effective only upon the occurrence of one of the following restrictive conditions: (i) the failure of the Company to timely deliver products for over two months, (ii) the bankruptcy, termination of business or dissolution of the Company, or (iii) the termination of manufacturing and promotion by the Company of XP4 products under the NERA Agreement. The NERA Agreement provides for the Company to pay penalties for late delivery, to the extent NERA is obligated to make penalty payments to its customers due to the late delivery. The NERA Agreement has a five-year term expiring May 30, 2002, at which time all distribution, manufacturing and other rights will terminate. However, the Company's warranty, maintenance and repair obligations survive termination. NERA is obligated, during the term of the agreement and for a two-year period following its termination, not to develop, manufacture or sell any product based on the Company's products or technologies, except as described above. The Company also has outsourced some circuit board assembly to NERA's Singapore facility.

     SAT Arrangements. The Company has entered into a Cooperation Agreement with SAT under which it has granted distribution rights to SAT for its XP4 products, including exclusive rights in France, Hungary, Poland, Italy, Monaco and Andorra (collectively, the "SAT Territories") and nonexclusive rights in all other countries except in North America, Australia and New Zealand. The Cooperation Agreement prohibits the Company from selling XP4 products directly or indirectly in the SAT Territories. The Cooperation Agreement also grants distribution rights to the Company with respect to certain SAT products; assures each of the parties most-favored-customer pricing and terms; specifies the maximum production capacity required to be allocated to SAT by the Company; assures SAT access to the Company's supply relationships for custom design parts and components, on comparable commercial terms; grants SAT the right to advertise the XP4 products as its own; and provides for cooperation in the development of certain features of the Company's XP4 product line, and sharing of technical data on an ongoing basis, subject to confidentiality and other restrictions on use.

     The Cooperation Agreement also grants SAT a right to immediate use of the Company's XP4 designs and technologies for the purpose of developing and manufacturing (i) any product below 15 GHz within the SAT Territories and (ii) certain products above 15 GHz, subject to limitations as to the place of manufacture and, in certain cases, to quantity limitations. SAT is also granted additional rights to use the Company's designs and technologies for the purpose of manufacturing certain other XP4 products, subject to limitations as to the place of manufacture but without quantity limitations. These additional rights are effective only upon the occurrence of certain failures by the Company to perform certain obligations under the Cooperation Agreement, such as failure of the Company to timely deliver a minimum percentage of products for over three months, discontinuation of manufacture of products, wrongful rejection of purchase orders or failure to afford SAT "most favored customer" terms. In any such case, the Company's failure must involve at least $100,000 of products. SAT is required to pay specified royalties to the Company on products manufactured pursuant to both its conditional and unconditional rights. The Cooperation Agreement has an initial term of 5 years, expiring October 31, 2001, but is automatically renewed for successive five-year terms unless terminated by either party with one year's notice. Upon expiration of the initial term or upon termination of the Cooperation Agreement due to an uncured material breach by the Company, all manufacturing rights which are at that time effective will become irrevocable and fully paid, and SAT will thereafter be entitled to manufacture certain XP4 products free of any royalties or other compensation to the Company.

     In conjunction with the Cooperation Agreement, the Company and SAT have also entered into a Master Purchase Agreement which includes conditional commitments by SAT to purchase a fixed number of XP4 products in various frequencies and configurations from the Company within an initial specified period, and to purchase a specified dollar amount of XP4 products within a subsequent specified period. The Master Purchase Agreement contains other provisions regarding product acceptance testing procedures applicable to SAT's purchase commitment.

RESEARCH AND DEVELOPMENT

     The Company has an ongoing research and development program to enhance its existing products and to introduce new products. The Company invested approximately $4.5 million in the fiscal year ended March 31, 1996, $3 million in the nine month fiscal period ended December 31, 1996 and $4.6 million for the year ended December 31, 1997 in research and development efforts. The Company expects to continue to invest significant resources in product research and development.

     The Company's research and development efforts focus on using existing product architectures and technology to maintain commonality and minimize time-to-market for new products and enhancements. The Company's research and development efforts are currently focused on developing additional models of the Company's XP4 product line to address both higher and lower capacity applications and greater modulation efficiency, and on leveraging the Company's temperature resistant technology to develop a low-cost, all-outdoor radio, and the Company has developed prototypes of these products. The common architecture of the Company's XP4 products, by limiting the number of new components needed to develop products or new frequencies, also allows the Company to react quickly to changing regulatory environments. The Company was the first manufacturer to develop and ship radios operating in the 24 GHz range in response to the recent licensing of the 24 GHz spectrum in the U.S. The Company's research and development efforts continually strive to enhance software features contained in its products, and to develop products which can be manufactured in a simple and cost-effective manner.

     The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in customer requirements and evolving industry standards. To be competitive, the Company must successfully develop, introduce and sell new products or product enhancements that respond to changing customer requirements on a timely and cost-effective basis. Any success of the Company in developing new and enhanced products will depend on a variety of factors including: timely and efficient completion of system design; timely and efficient implementation of assembly, calibration, and test processes; development and completion of related software; the reliability, cost and quality of its products; market acceptance; and development and introduction of competitive products by competitors. The Company has experienced and may experience delays from time to time in completing development and introduction of new products. Moreover, there can be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products or product enhancements. The inability of the Company to introduce in a timely manner new products or product enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING

     The Company performs final assembly and test, quality assurance, packaging and shipping at its facility in Seattle, Washington. The Company purchases all of the circuit boards, integrated circuits and other components used in its products from third-party suppliers. The Company inspects these components for quality, groups the components into kits by production order and ships the kits to its subcontractors for initial assembly. As a result of the use of common components across the full range of XP4 products, the Company's manufacturing process is flexible and can accommodate significant changes in the frequency or data rate of radios produced on a daily basis. This flexibility also reduces the Company's need to maintain a large inventory of finished goods, as radios may be produced to meet specific customer requirements without the need for significant lead times, setup costs or changes to the manufacturing process.

     The Company designs its products to provide a high degree of reliability. The Company inspects and tests its products during the assembly process and tests finished products using internally developed procedures. The Company believes its testing procedures at extreme temperatures are among the most rigorous in the industry. The Company's quality inspection and testing also include "burn-in" procedures throughout the assembly process to ensure the quality and reliability of the Company's products. The Company has extensively invested in computerized test stations reducing dependency on skilled labor and facilitating a gradual increase in capacity. The Company believes that its practice of conducting all testing and calibration internally has contributed to the reliability of its products. The Company believes the reliability of its XP4 radio systems is the result of its quality assurance procedures. The Company received ISO 9001 certification in May 1996.

     Certain parts incorporated in the Company's products are only available from single or limited sources, including the field programmable gate arrays supplied by Xilinx, MMICs and hybrids of certain frequencies supplied by Hewlett-Packard and C&S, saw filters supplied by Sawtek, microprocessors supplied by Motorola and power supplies supplied by Calex and incorporated in the Company's products. Certain other parts and components used in the Company's products are available from a limited number of sources. The Company's reliance on these single or limited source suppliers involves certain risk and uncertainties, including the possibility of a shortage or discontinuation of certain key components and reduced control over delivery schedules, manufacturing capability, quality and cost. Any reduced availability of such parts or components when required could materially impair the Company's ability to manufacture and deliver its products on a timely basis and result in the cancellation of orders which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the purchase of certain key components involves long lead times and, in the event of unanticipated increases in demand for the Company's products, the Company may be unable to obtain such components in sufficient quantities to meet its customers' requirements. The Company has established dual sources for transmit and receive hybrids with Hewlett-Packard Company ("Hewlett-Packard"), among others, through blanket order arrangements covering estimated requirements for 1998. The Company does not have guaranteed supply arrangements with many of its single or limited source suppliers, does not maintain an extensive inventory of parts or components and customarily purchases single or limited source parts and components pursuant to purchase orders. Business disruptions, production shortfalls or financial difficulties of a single or limited source supplier could materially and adversely impact the Company by increasing product costs, or reducing or eliminating the availability of such parts or components. In such event, the inability of the Company to establish alternative sources of supply quickly and on a cost-effective basis could materially impair the Company's ability to manufacture and deliver its products on a timely basis and could have a material adverse effect on its business, financial condition and results of operations.

SALES, MARKETING AND CUSTOMER SUPPORT

     Innova's sales and marketing efforts are headquartered in the Company's executive offices in Seattle, Washington. The Company has also established and staffed sales, service and customer support facilities in Shirley, England. In addition, the Company has sales and customer support representatives in Nashua, New Hampshire, Miami, Florida and Dallas, Texas. The Company has recently opened a service and support facility in Mexico City, Mexico. The Company may increase its overseas presence by opening sales and support offices in countries not served by its distribution partners. The Company markets its products directly to service providers in North America and certain other countries. The Company believes that the contact it achieves with service providers through such direct sales provides valuable feedback on product performance and customer needs, which assists the Company in developing new and enhanced products. The Company promotes its products through participation and exhibition at trade shows in North America and through promotion of its products by its system integrators in Europe and Asia.

     The Company believes that the ability of its customer service personnel to work with systems integrators in resolving any technical problems experienced by service providers is fundamental to its success. Although system integrators are responsible for providing customer support to the service providers, the Company's technical support team must work closely with the systems integrator's support personnel to promptly and efficiently identify and resolve technical issues.

     If the Company is selected to submit a proposal or bid by a new customer, the Company may also be required to conduct system trials or provide units for customer approval. If system trials or testing are required and successfully completed, the Company then negotiates a contract with the customer to set technical and commercial terms of sale. The Company generally targets systems integrators that are involved in multiple projects including large quantities of radios. Once a radio system has been tested by a systems integrator, determined to meet its specification and designed into a service provider's network, further testing or contract negotiations are generally not required for successive orders from that systems integrator, substantially shortening the sales cycle. The process for sales directly to service providers by the Company is similar to the sales process for the first sale to a systems integrator, in that it may involve field trials, contract negotiation, and take from three to six months to complete.

COMPETITION

     The wireless communications market is intensely competitive. The Company's millimeter wave radio systems compete with other wireless telecommunications products and alternative telecommunications transmission media. The principal competitive factors in this market include product performance and reliability, ability to meet delivery requirements, price, and product features. The Company believes that the relatively small size, light weight, low parts count and low power consumption of its XP4 products, together with the embedded software platform contained in those products, should allow the Company to compete favorably with its principal competitors in terms of the reliability, adaptability, upgradeability and ease of installation of its products. The Company experiences intense competition worldwide from a number of leading telecommunications companies that offer a variety of competitive products and broader telecommunications product lines, including Alcatel Network Systems, California Microwave, Inc., Digital Microwave Corporation, Ericsson Limited, Harris Corporation -- Farinon Division, Nokia Telecommunications and P-COM, Inc., most of which have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company may also face competition in the future from new market entrants offering competing technologies. In addition, the Company's current and prospective customers, including SAT and NERA, which have access to the Company's technology or under some circumstances are granted the right to use the technology for purposes of manufacturing, could develop or manufacture products competitive with those that have been or may be developed by the Company. The Company's future results of operations may depend in part upon the extent to which the Company's customers elect to purchase from outside sources rather than develop and manufacture their own radio systems. There can be no assurance that such customers will rely on or expand their reliance on the Company as an external source of supply for their radio systems.

     Recently, certain of the Company's competitors have announced the introduction of competitive products, and the acquisition of other competitors and competitive technologies. Within the near future, the Company expects its competitors to continue to improve the performance and lower the price of their current products, and to introduce new products or new technologies that provide added functionality and other features that may or may not be comparable to the Company's products, which could cause a significant decline in sales or loss of market acceptance of the Company's systems, or render the Company's systems or technologies obsolete or noncompetitive. The Company expects to continue to experience significant price competition that may materially adversely affect its gross margins and its business, financial condition and results of operations. The Company believes that to be competitive, it will continue to be required to expend significant resources on, among other items, new product development, and product enhancement and cost reduction. There can be no assurance that the Company will be able to compete successfully.

GOVERNMENT REGULATION

     Radio communications are subject to extensive regulation by foreign and U.S. laws and international treaties. The Company's systems must conform to a variety of international and domestic requirements established to, among other things, avoid interference among users of radio frequencies and to permit interconnection of equipment. In order for the Company's radios to be used in a foreign jurisdiction, regulatory approval for its systems must be obtained and end users must comply with such regulations. Regulatory bodies worldwide are continuing the process of adopting new standards for wireless communication products. The delays inherent in this governmental approval process may cause the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers, which in turn may have a material adverse effect on the sale of systems by the Company to such customers. The Company's arrangements with its distributors generally provide for the distributor to obtain the regulatory approvals applicable to use of the Company's products in the countries into which they are sold by the distributors. The Company believes that its XP4 products currently comply with all applicable U.S. and foreign regulations in countries in which its sales are material, but changes in these regulations, the need to comply with regulations in additional countries in the event of sales into those countries, or a failure by the Company's distributors to obtain necessary approvals or permits in connection with sales to service providers in a country could require the Company to change the features of its radio systems and thereby incur substantial costs and experience delays in radio system installation or operations by systems integrators or service providers in countries in which its sales are material. Failure of the Company's radio systems to comply with current or future regulations could result in delay, suspension or cessation of radio systems installation or operations by systems integrators or service providers. Such regulations could require the Company to change the features of its radio systems and incur substantial costs and experience delays to comply with such time-consuming regulations. Equipment to support new services can be marketed only if permitted by suitable frequency allocations, auctions and regulations, and the process of establishing new regulations is complex and lengthy. To the extent systems integrators or service providers are delayed in deploying these systems, the Company could experience delays in orders. These delays could have a material adverse effect on the Company's business, financial condition and results of operations.

     The regulatory environment in which the Company operates is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact the Company's operations by restricting network deployment efforts by the Company's customers or end users, making current systems obsolete or increasing the opportunity for additional competition. Any such regulatory changes could have a material adverse effect on the Company's business, financial condition and results of operations. The Company might deem it necessary or advisable to modify its products to operate in compliance with such regulations. Such modifications could be extremely expensive and time-consuming.

INTELLECTUAL PROPERTY

     The Company relies on technological innovations, trade secrets and expertise to develop and maintain its competitive position, and upon confidentiality procedures, common law remedies and contractual provisions to protect its proprietary rights. The Company does not hold any patents regarding the technology and expertise involved in the assembly, calibration and testing of its XP4 products. The Company has applied for patents on various elements of its radio systems. There can be no assurance, however, that such pending patent applications will ultimately issue as patents or, if patents do issue, that the claims allowed will be sufficiently broad to protect the Company's proprietary rights or provide any competitive advantage. In addition, there can be no assurance that issued patents or pending applications will not be challenged or circumvented by competitors, or that rights granted will provide any competitive advantage to the Company. The Company's agreements with its distributors generally contain noncompetition and non-disclosure provisions prohibiting the distributor from manufacturing products based on the Company's designs for the term of the agreement and for a short period thereafter. In general, the Company has not entered into non-competition agreements with its management and other employees or into confidentiality and nondisclosure agreements with system integrators or service providers. Furthermore, it is likely that the Company's competitors can obtain samples of the Company's products and, through reverse engineering, obtain access to proprietary knowledge regarding the Company's product designs.

     The Company's success will depend in part on its ability to protect its technology and preserve its trade secrets through common law and contractual restrictions. There can be no assurance that the trade secrecy or other measures taken by the Company will be adequate to prevent misappropriation of its technology, or that competitors will not be able to independently develop technologies having similar or better functions or performance characteristics. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the U.S. There can be no assurance that the Company will have adequate legal remedy to prevent or seek redress for future unauthorized misappropriation of the Company's technology.

     The telecommunications industry is characterized by rapid technological change, with frequent introductions of new products and technologies. As a result, industry participants often find it necessary to develop products and features similar to those introduced by others, increasing the risk that their products and processes may give rise to claims that they infringe the patents of others. Accordingly, the Company's current and future products and processes, or uses thereof, may conflict with patents that have been granted or may be granted to competitors or others. Such competitors or others could bring legal actions against the Company or its customers, claiming damages and seeking to enjoin manufacturing, marketing or use of the affected product or processes. Similarly, the Company may in the future find it necessary to commence litigation in order to enforce and protect its proprietary rights. If the Company becomes involved in any such litigation, it could consume a substantial portion of the Company's resources and result in a significant diversion of management attention. If the outcome of any such litigation were adverse to the Company or its customers, its business, financial condition and results of operations could be materially adversely affected. In addition to any potential liability for damages, the Company or its customers could be enjoined from continuing to manufacture, market or use the affected product or process, and could be required to obtain a license in order to continue such manufacture, marketing or use. There can be no assurance that the Company or its customers would prevail in any such action or that any license required under any such patent would be made available on acceptable terms, if at all.

EMPLOYEES

     As of December 31, 1997, the Company employed 177 full-time and temporary employees. None of the Company's employees is represented by a collective bargaining agreement. The Company's future performance will depend in large measure on its ability to attract and retain highly skilled employees. The Company has never experienced a work stoppage and believes its relationship with its employees to be good.

BACKLOG

     The Company's backlog was approximately $20.4 million as of December 31, 1997. The Company includes in backlog only customer commitments for which it has received signed purchase orders and assigned shipment dates within the following 180 days. The Company's experience has been that customers generally request shipment within 60 days of their order date. Customer orders have exceeded the Company's ability to manufacture radio systems. The Company intends to continue increasing its manufacturing capacity and believes that backlog will decrease, as a percentage of sales, as the Company becomes able to fill orders on a more timely basis. Moreover, substantially all of the product orders comprising the Company's backlog scheduled for shipment in the next six months can be canceled with limited or no penalties at any time before shipment. Thus, backlog may not result in revenues or, as of any particular date, be a reliable indicator of sales for any future period.

ITEM 2.  PROPERTIES

     The Company's corporate offices and research, development and manufacturing facilities are located in Seattle, Washington, in three adjacent leased buildings aggregating approximately 85,000 square feet. The

Company also leases 2,200 square feet of office space in Shirley, England. The Company believes its facilities are adequate to meet its needs for the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the annual meeting of stockholders. The following are the current executive officers of the Company:

                 NAME                    AGE                          POSITION
                 ----                    ---                          --------
Jean-Francois Grenon...................  42    President, Chief Executive Officer and Director
V. Frank Mendicino.....................  58    Chairman of the Board of Directors
Colin J.R. Pallemaerts.................  68    Executive Vice President -- Sales and Marketing
Barbara J. Williams....................  54    Chief Operating Officer
John M. Hemingway......................  51    Secretary and Chief Financial Officer
Randy J. Karr..........................  41    Vice President -- Manufacturing

     JEAN-FRANCOIS GRENON joined the Company in February 1996 as its President and Chief Executive Officer, and has served as a Director of the Company since June 1996. From March 1994 to December 1995, Mr. Grenon served as President of Microwave Radio Corporation, Digital Radio Group, a division of California Microwave Radio that he helped found, which develops and manufactures digital millimeter wave radios. From April 1990 to March 1994, Mr. Grenon served as Vice President and General Manager of Microwave Radio Corporation, a developer of microwave radio transmission equipment. Mr. Grenon holds an MBA from Harvard Business School and a BSEE from Ecole Polytechnique, Universite de Montreal.

     V. FRANK MENDICINO has served as a Director of the Company since July 1989 and as its Chairman since February 1992. Since 1983, Mr. Mendicino has served as a General Partner of Woodside Fund, Woodside Fund II and Woodside Fund III, each of which is a private investment fund. He has also served as a director of over 15 private companies.

     COLIN J.R. PALLEMAERTS joined the Company in 1992 and now serves as Executive Vice President of Sales and Marketing. From November 1991 to April 1992, Mr. Pallemaerts served as Vice President of Marketing at P-Com, a manufacturer of millimeter wave radio equipment. From January 1989 through November 1991, he served as Vice President International Marketing for Digital Microwave Corporation, a leading manufacturer of digital microwave systems. Mr. Pallemaerts holds a Higher National Certificate in Electrical Engineering from the Mid Essex Technical College and is a Graduate Member of the British Institute of Electrical Engineers, a BSEE equivalent.

     BARBARA J. WILLIAMS has served as the Company's Chief Operating Officer since November 1995. From May 1995 to November 1995, she served as the XP4 Project Manager and from November 1994 to May 1995 as the Company's Manufacturing Information Systems Manager. From June 1984 to November 1994, she held various product manager positions at Hewlett-Packard, an electronics manufacturer, including (i) Project Manager of Research and Development, (ii) Manager of Customer Support, Surface Mount Technology Center and (iii) Production Manager, Surface Mount Technology Center. Ms. Williams holds a Ph.D. in Biostatistics from the University of Washington, an M.S. in Mathematics from the University of Alaska and a B.A. in Microbiology from the University of Missouri.

     JOHN M. HEMINGWAY has served as the Company's Secretary and Chief Financial Officer since joining the Company in June 1991. From September 1988 to December 1990, Mr. Hemingway served as a consultant to Disenos Industriales Plasticus, a manufacturer of video cassettes and similar products located in Mexico and a wholly-owned subsidiary of Grupo Televisa. From April 1978 to September 1988, Mr. Hemingway served as Chief Financial officer and a director of Shape, Inc., a manufacturer of audio and video cassettes, computer tape and diskettes, compact disks and automatic assembly equipment. Mr. Hemingway holds a B.A. degree from Yale University in Latin American Studies and an M.B.A. from Dartmouth College. He is a Certified Public Accountant.

     RANDY J. KARR has served as Vice President-Manufacturing of the Company since January 1997. He joined the Company as Director of Manufacturing in December 1995. From December 1992 to December 1995, Mr. Karr served as Director of Operations for MRC-Digital, a position he held since the inception of MRC-Digital in 1992. From August 1982 to December 1992, Mr. Karr managed the design and development of the Micro-Beam broad band microwave link business at Channel Master, a division of AVNET Corporation, a distributor of electronic components. Mr. Karr holds a BSEE from Missouri State University.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company effected its initial public offering of Common Stock on August 8, 1997, at a price to the public of $13.00 per share. Since that date, the Company's Common Stock has traded on the NASDAQ National Market. The table below sets forth for the fiscal quarters indicated the reported high and low last sale prices of the Company's Common Stock, as reported on the NASDAQ National Market.

                            1997                               HIGH        LOW
                            ----                              -------    -------
Third quarter (from August 8, 1997).........................  $28.125    $18.125
Fourth quarter..............................................  $28.875    $12.000

     As of March 25, 1998, there were approximately 130 record holders of Common Stock, although the Company believes that the number of beneficial owners of its Common Stock is substantially greater.

     The Company has not paid any cash dividends. The Company anticipates that for the foreseeable future, all earnings, if any, will be retained for the operation and expansion of its business and that it will not pay cash dividends. The payment of dividends, if any, in the future will be at the discretion of the Board of Directors and will depend upon, among other things, future earnings, capital requirements, restrictions in future financing agreements, the general financial condition of the Company and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1997, the Company has issued and sold unregistered securities as follows:

          (1) In March 1997, 962,669 shares of Series E Preferred Stock were issued at $5.1938 per share to 21 investors, all of whom were venture funds and other accredited investors, for cash and upon conversion of various promissory notes issued in the period of November 1996 through March 1997.

          (2) In April 1997, the Company issued a warrant to purchase 21,500 shares of Common Stock to Greyrock Capital, a commercial lending institution, in connection with the execution of a credit facility made available to the Company.

          (3) In June 1997, 502,867 shares of Series F Preferred Stock were issued at a price of $6.96 per share to eleven investors, all of whom were venture funds and other accredited investors.

          (4) Employees, directors and consultants exercised compensatory stock options received pursuant to Innova Corporation 1990 Stock Option Plan (Amended and Restated 1992), stand alone stock options and warrants for an aggregate of approximately 808,363 shares of Common Stock issued at prices ranging from $0.024 to $9.84 per share.

     No underwriters were engaged in connection with the sale of securities described above. All sales of securities described above were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving a public offering. Upon consummation of the Company's initial public offering, all shares of Series A Preferred Stock, Series B Preferred Stock, Series C Senior Preferred Stock, Series C1 Senior Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock were automatically converted into an equal number of shares for Common Stock. Each of the investors in such financings represented that the shares were being purchased with investment intent and that they were accredited investors, and agreed to placement of a legend on the securities restricting transfer.

USE OF PROCEEDS

     The Company's Registration Statement on Form S-1 (File No. 333-29547) filed with the Securities and Exchange Commission in connection with the Company's initial public offering (the "Registration Statement") was declared effective at 9:30 a.m., EDT, on August 8, 1997 and the initial public offering commenced on August 8, 1997. The offering terminated after the sale of all securities that were registered under the Registration Statement. UBS Securities LLC, Hambrecht & Quist LLC and Wessels, Arnold & Henderson, L.L.C. were the managing underwriters of the offering. The Company registered and sold 3,162,500 shares of common stock, no par value, at an aggregate price of $41.1 million. The Company incurred a total of approximately $3.8 million of expenses in connection with the issuance and distribution of common stock in the offering, of which approximately $2.9 million were paid in underwriting discounts and commissions and approximately $900,000 were paid to third parties for other expenses. Offering proceeds, net of aggregate expenses of approximately $3.8 million, were approximately $37.3 million. The Company used the $37.3 million net proceeds from its initial public offering to repay the $2.0 million outstanding principal and accrued interest on its credit line. In addition, the Company used $1.5 million of the net proceeds to repay the Company's outstanding principal balance and accrued interest on its term loan. Approximately $7.0 million of the net proceeds has been used to acquire equipment and the remainder of the net proceeds, $26.8 million, has been used for working capital purposes and investments in short-term securities with maturities of six months or less at date of purchase. The Company expects to invest approximately $8.0 million in additional equipment, leasehold improvements and information systems over the next twelve months and to use the balance of the net proceeds for working capital and other general corporate purposes, such as supporting growth in inventory and receivables and hiring additional personnel in connection with the Company's efforts to increase its production capacity, scope of operations, research and development and sales and marketing activities. None of the expenses paid in connection with the issuance and distribution of the common stock in the offering, and none of the net offering proceeds, were paid directly or indirectly to directors, officers, general partners of the Company or their associates, persons owning ten percent (10%) or more of any class of equity securities of the Company, or affiliates of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       NINE MONTH FISCAL
                                            YEAR ENDED MARCH 31,         PERIOD ENDED       YEAR ENDED
                                        ----------------------------     DECEMBER 31,      DECEMBER 31,
                                          1994      1995      1996          1996(1)            1997
                                        --------   -------   -------   -----------------   ------------
                                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total Revenues:
     Net product sales................  $    877   $ 1,151   $   445        $ 2,051        $    36,100
     Manufacturing contract service
       revenues.......................        --     1,207     1,517             53                 --
                                        --------   -------   -------        -------        -----------
                                             877     2,358     1,962          2,104             36,100
  Total cost of products sold:
     Cost of products sold............     2,063     3,703     2,425          3,686             25,447
     Manufacturing contract service
       expenses.......................        --       812     1,517             53                 --
                                        --------   -------   -------        -------        -----------
                                           2,063     4,515     3,942          3,739             25,447
  Gross profit (loss).................    (1,186)   (2,157)   (1,980)        (1,635)            10,653
  Operating expenses:
     Selling, general and
       administrative.................     1,566     2,067     2,317          2,585              7,227
     Research and development.........     2,482     1,892     4,519          2,966              4,602
                                        --------   -------   -------        -------        -----------
  Loss from operations................    (5,234)   (6,116)   (8,816)        (7,186)            (1,176)
     Other income (expense)...........      (166)     (202)     (245)          (143)               116
     Net loss.........................  $ (5,400)  $(6,318)  $(9,061)       $(7,329)       $    (1,060)
                                        ========   =======   =======        =======        ===========
  Historical basic and diluted net
     loss per share(2)................  $(211.12)  $(13.69)  $(14.40)       $ (8.27)       $     (0.18)
  Shares used in computing historical
     basic and diluted net loss per
     share(2).........................    25,578   461,531   629,254        886,092          5,795,280
  Pro forma basic and diluted net loss
     per share(2).....................                                                     $     (0.09)
                                                                                           ===========
  Shares used in computing pro forma
     basic and diluted net loss per
     share(2).........................                                                      11,332,037

                                                 MARCH 31,                    DECEMBER 31,
                                      --------------------------------    --------------------
                                        1994        1995        1996      1996(1)       1997
                                      --------    --------    --------    --------    --------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.........  $    527    $  1,922    $    287    $    173    $  2,455
  Short term investment
     securities.....................        --          --          --          --      19,319
  Working capital (deficit).........    (2,388)      1,815       2,156        (289)     37,516
  Total assets......................     2,798       5,093       6,747       7,305      56,795
  Current liabilities...............     4,353       1,206       2,156       4,809       7,720
  Long-term obligations.............        --         443         330         542         970
  Mandatorily convertible notes
     payable for preferred stock....        --          --       6,984          --          --
  Redeemable preferred stock........    13,198      24,497      27,362      39,313          --
  Common stock......................     1,290       1,302       1,330       1,377      86,621
  Additional paid-in capital........     1,605       1,605       1,605       1,605       3,262
  Accumulated deficit...............   (17,667)    (23,985)    (33,046)    (40,375)    (41,435)
  Total stockholders' equity
     (deficit)......................  $(14,753)   $(21,052)   $(30,085)   $(37,360)   $ 48,105

---------------
(1) Subsequent to March 31, 1996, the Company changed its fiscal year end to December 31.

(2) See Note 1(o) to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Innova designs, manufactures and supports millimeter wave radios for use as short- to medium-distance wireless communications links in developed and developing telecommunications markets. The Company began shipping the 18, 23, 26 and 38 GHz models of its XP4 radio systems in the quarter ended September 30, 1996. In addition, the Company began shipments of the 13, 15 and 24 GHz models of the XP4 line in the quarter ended September 30, 1997. As of December 31, 1997 the Company had sold its XP4 radios to a total of 23 customers, generating $38.1 million in total revenues, $13.1 million of which occurred in the quarter ended December 31, 1997. Through December 31, 1997, approximately 69% of the Company's XP4 sales have been to Northern Telecom and Societe Anonyme de Telecommunications (SAT). Through December 31, 1997 approximately 94% of the Company's XP4 sales have been made to customers located outside of the United States. The Company anticipates that international sales will continue to account for a majority of its sales for the foreseeable future. The Company was a development stage company from its incorporation in 1989 through March 31, 1996. As of December 31, 1997, the Company had an accumulated deficit of approximately $41.4 million.

     The Company's net sales consist primarily of sales of point-to-point millimeter wave radios to systems integrators, other equipment resellers and service providers, principally for installation outside the U.S. Other revenues are generated from the resale of related telecommunications equipment such as antennas, cables and enclosures. The Company recognizes revenue upon shipment.

     The Company launched the XP4 product line in late 1996. In light of the fundamental changes in the character of the Company's operations during the past three years, which resulted in the Company changing from a development stage company to an operating company during the nine-month fiscal period ended December 31, 1996, the Company believes that period-to-period comparisons of its financial results should not be relied upon as an accurate indicator of future performance.

     In calendar 1995, the Company began making significant additions of experienced management in the engineering, manufacturing, sales and administrative areas, including a new Chief Executive Officer who took office in early calendar 1996. From late calendar 1995 to the latter part of calendar 1996, the Company continued to invest in product development and manufacturing infrastructure, in anticipation of the launch of the XP4 product line, which occurred in the third quarter of calendar 1996. After an initial evaluation period, orders for XP4 radios increased late in the final quarter of calendar 1996 and continued to increase in 1997. Since launching the XP4 product line, the Company has increased expenditures in an effort to increase sales and expand manufacturing capacity.

     Since introduction of the XP4 product line, orders have increased more rapidly than the Company has been able to expand its manufacturing capacity, resulting in delayed shipping dates and lost orders. The Company's backlog increased in the fourth quarter of 1997 to $20.4 million with firm orders equalling 114% of shipments. The Company includes as orders for purposes of calculating the book to bill ratio only customer commitments for which the Company has received signed purchase orders and assigned shipment dates within the following 180 days. The Company's distribution agreements generally provide that products are to be shipped not more than 60 days after the order and that orders may be canceled prior to shipment. The Company believes the current level of backlog, as a percentage of sales, is due to inadequate manufacturing capacity and anticipates that the backlog will decrease as a percentage of sales as manufacturing capacity increases and delivery times decrease. The Company intends to continue its efforts to increase manufacturing capacity but expects that sales may continue to be constrained by limited capacity through mid to late 1998.

     As sales have increased since introduction of the XP4 in the third quarter of calendar 1996, the Company's gross margins have improved due to the Company's ability to absorb fixed and semi-variable operating costs over larger manufacturing volumes. The Company's gross profits over the past five quarters have also been favorably affected by lower component costs, particularly fabricated metal parts and transmit and receive hybrids. These component cost savings are principally a result of higher volume purchasing, the substitution of lower cost parts and the redesign of components and circuits. Realization of further planned savings is necessary if the Company is to continue improving gross margins.

     The Company also expects that its gross margins will continue to be affected by a variety of other factors, such as: increases in lower-margin sales through large distributors; increased investment in manufacturing facilities or equipment; changes in labor costs resulting from increasing manufacturing capacity; increased manufacturing or testing arrangements with distributors; changes in product mix; receipt of royalties under limited manufacturing licenses; increased sourcing of components and subassemblies from third-party manufacturers; and potential increased price competition.

     During 1997 revenue derived from large customers and large-scale projects represented a significant portion of its total revenues. However, significant progress was made during 1997 in reducing the percentage that any one customer represented in order backlog. The Company believes that as its manufacturing capacity increases its sales will continue to be distributed over a broader base of customers. Price competition among manufacturers of millimeter wave radios increased during 1997 and is expected to continue to increase over time. This may adversely affect the Company's margins.

     The Company successfully launched 13, 15 and 24 GHz XP4 radios during 1997. In addition, the Company also began manufacture and shipments of 8x data rate XP4 systems late in the year. In addition to expanding the XP4 product line with additional frequencies and data rates, the Company has continued to devote resources to the development of point-to-point millimeter wave radios with different architectures that are designed to address different market needs than the XP4 and expects that research and development costs will increase over time.

     The Company has entered into distribution agreements whereby it has agreed to sell XP4 products at various fixed prices. Certain of these distribution agreements include "most favored customer" pricing commitments which require the Company to offer lower prices to such distributors in the event such prices are offered under like terms and conditions to other customers. In addition, some of these agreements grant limited manufacturing licenses under certain conditions or impose penalties for late delivery. The Company anticipates that certain of its distributors will manufacture a portion of the XP4 radios they sell. To date, NERA and SAT have exercised to a limited extent manufacturing rights. To the extent such manufacturing by the Company's distributors decreases the number of XP4 units built by the Company, the Company's manufacturing gross profit will be reduced.

     The Company invested $9.8 million in equipment and leasehold improvements during 1997. This investment resulted in significant capacity expansion in 1997. The Company expects to continue to invest substantial amounts in increasing manufacturing capacity. In addition to the investments in manufacturing equipment and leasehold improvements, the Company plans on investing in software and management information systems. The Company expects to invest approximately $8.0 million in additional equipment, leasehold improvements and information systems over the next twelve months.

     The Company has granted non-qualified stock options to its employees which in some cases have required attainment of performance goals prior to vesting. Generally, these options have been granted at exercise prices which the Company believed to be no less than the fair market value of the underlying Common Stock as of the date of grant. In 1997, the Company amended previously granted options to eliminate performance-related vesting criteria. In connection with these amendments, the Company recorded a non-cash charge to operations of $1,192,727 for the year ended December 31, 1997, which is due primarily to the estimated fair market value of these amended options exceeding the exercise price on the amendment date. Additional compensation expense of up to $396,550 will be recorded over the next 4 years as these options vest.

     The Company accrues for warranty expenses on an estimated basis, based on a fixed dollar amount for each radio system shipped. Due to the limited operating history of the Company, this estimate is based in part on experience with the XP4 and, to a greater extent, on management's experience in the millimeter wave radio industry generally. Actual warranty expenses for XP4 sales may vary significantly from the Company's estimates. If warranty expenses exceed the Company's estimate, or if the Company is required to make in-the-field repairs or adjustments to a significant number of radio systems, the Company's business, financial condition and results of operations could be materially adversely affected.

     The Company's sales may also be affected by a variety of other factors including the establishment of new distribution relationships, the addition of direct sales personnel or sales offices, the introduction of new products by the Company or its competitors, and competitive and other conditions affecting the telecommunications industry generally. The Company remains dependent on significant contracts from a limited number of customers. Such contracts are often with systems integrators, which in turn provide the Company's products to service providers as part of larger telecommunication system infrastructure buildouts. Due to the Company's limited operating history and limited number of customers to date, it is difficult, if not impossible for the Company to accurately predict the mix or nature of infrastructure projects that provide the basis for its product sales to systems integrators. The Company anticipates, however, that revenue derived from current and future large customers and large-scale projects will continue to represent a significant portion of its total revenues. Because of the small size of the Company's customer base, the loss of or reduced demand for products from any customer for any reason, including business failure of the customer, abandonment of the underlying project, or changes in government policy or general economic conditions, for example, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that price competition among manufacturers of millimeter wave radios is likely to increase over time, which could adversely affect the Company's sales and margins.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, selected items from the Company's Consolidated Statements of Operations expressed as a percentage of Total Revenues.

                                                                     NINE MONTH
                                                   YEAR ENDED       FISCAL PERIOD        YEAR ENDED
                                                   MARCH 31,     ENDED DECEMBER 31,     DECEMBER 31,
                                                      1996              1996                1997
                                                   ----------    -------------------    ------------
STATEMENT OF OPERATIONS DATA:
  Total Revenues:
     Net product sales...........................      22.7%              97.5%             100.0%
     Manufacturing contract service revenues.....      77.3                2.5                 --
                                                    -------            -------             ------
                                                      100.0              100.0              100.0
  Total cost of products sold and manufacturing
     contract services expenses:
     Cost of products sold.......................     123.6              175.2               70.5
     Manufacturing contract service expenses.....      77.3                2.5                 --
                                                    -------            -------             ------
                                                      200.9              177.7               70.5
  Gross margin (deficit).........................    (100.9)             (77.7)              29.5
  Operating expenses:
     Selling, general and administrative.........     118.1              122.9               20.0
     Research and development....................     230.3              141.0               12.7
  Loss from operations...........................    (449.3)            (341.6)              (3.3)
     Other income (expense)......................     (12.5)              (6.8)               0.3
                                                    -------            -------             ------
     Net loss....................................    (461.8)%           (348.4)%             (2.9)%
                                                    =======            =======             ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTH FISCAL PERIOD ENDED DECEMBER 31, 1996

     Total Revenue. Total Revenue increased to $36.1 million for the twelve months ended December 31, 1997, as compared to $2.1 million for the nine months ended December 31, 1996. The increase is primarily attributable to sales of XP4 radios, sales of which did not begin until the third quarter of calendar 1996. International sales represented 95% of net product sales for the twelve months ended December 31, 1997. Although XP4 unit shipment volumes have increased steadily since introduction in late 1996, XP4 sales prices have declined over time and are expected to continue to decline in the future due to increased price competition, particularly with respect to larger orders.

     Gross Profit (Loss). Gross profit increased to $10.7 million for the twelve months ended December 31, 1997, as compared to a loss of ($1.6) million for the nine months ended December 31, 1996. The increase in gross profit was attributable to the increased sales of XP4 radios, increased manufacturing volumes and reduced unit material and outside processing costs resulting from higher-volume purchases and lower, negotiated vendor prices.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $7.2 million for the twelve months ended December 31, 1997 as compared to $2.6 million for the nine months ended December 31, 1996. The increase was due primarily to a $1.2 million charge to compensation expense in connection with amendments to stock options granted in calendar 1996 as well as to increased compensation expense associated with the addition of sales and marketing staff in the U.S. and UK offices to support the XP4 product line and administrative staff to support increased business activity. Selling, general and administrative expenses declined as a percentage of revenue due to increase in sales. The Company opened small sales offices in Mexico City and Miami in 1997 and may incur additional expense in connection with opening additional sales offices, particularly in certain international markets and in connection with adding administrative personnel. The Company anticipates that administrative expenses will also increase during 1998 due to substantial planned investments in information systems and personnel.

     Research and Development. Research and development expenses increased to $4.6 million for the twelve months ended December 31, 1997 as compared to $3.0 million for the nine months ended December 31, 1996. The increase in research and development expenses was primarily due to increases in staffing which offset a large reduction in consulting expenses. Research and development expenses incurred for the twelve months ended December 31, 1997 were related to improvements to and expansion of the XP4 product line along with the continued development of similar products based on different system architectures (the
XP2) and targeted at different market segments. During 1997 the Company completed development on and brought into manufacture 13, 15 and 24 GHz systems along with 8x data rates.

     Other Income (Expense). Other income (expense) increased to $116,000 for the twelve months ended December 31, 1997 as compared to ($143,000) for the nine months ended December 31, 1996. Increased interest expense was incurred as a result of increases in capitalized leases and borrowings on the Company's working capital line. This was more than offset by the interest income arising from the investment in the third quarter of 1997 of the proceeds from the Company's initial public offering which closed in August of 1997. The proceeds were also used to repay borrowings under its working capital lines.

     Income Taxes. No provision for income taxes has been recorded, as the Company incurred net operating losses through December 31, 1997. As of December 31, 1997, the Company had remaining net operating loss carryforwards of $35.3 million and additional loss carryovers relating to its UK subsidiary. The U.S. net operating loss carryforwards will begin to expire in 2005. Although the application of these amounts is subject to certain annual limitations under the Internal Revenue Code of 1986, as amended, the Company believes that the availability of the cumulative Federal net operating loss carryforward is not currently limited. However, there can be no assurances that future events, such as the issuance of additional shares of common stock, or transfers of outstanding shares of common stock by the Company's shareholders, will not cause an ownership change to occur in the future and limit the availability of the NOLs. The Company anticipates that its effective income tax rate will approach the statutory rate after these amounts are applied or expire. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability.

NINE MONTH FISCAL PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THE FISCAL YEAR ENDED MARCH 31, 1996

     Total Revenue. Net product sales increased to $2.1 million for the nine month fiscal period ended December 31, 1996, as compared to $445,000 for the fiscal year ended March 31, 1996. The increase in net product sales for the nine month fiscal period ended December 31, 1996 was due to the launch of the XP4 product line in the quarter ended September 30, 1996. International sales during this nine month period represented 68% of net product sales. Manufacturing contract service revenues in each of these periods related to manufacture of the XP3 radios for SAT, which was substantially discontinued in the fiscal year ended March 31, 1996.

     Gross Profit (Loss). The Company's gross (loss) decreased to a loss of $1.6 million for the nine month fiscal period ended December 31, 1996, as compared to a loss of $2.0 million for the fiscal year ended March 31, 1996. The decrease in gross loss for the nine month fiscal period ended December 31, 1996 was due to increased revenue resulting from sales of the XP4 products, which more than offset increased expenses and the decrease in manufacturing contract sales revenue and related costs resulting from termination of subcontracting services. Losses in the fiscal year ended March 31, 1996 were the result of the ramp-up of production capabilities for the XP3 and fixed manufacturing costs associated therewith. Due to the planned introduction of the XP4, these fixed costs were not reduced after the decision to end XP3 production.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2.6 million for the nine month fiscal period ended December 31, 1996, as compared to $2.3 million for the fiscal year ended March 31, 1996. The increase for the nine month fiscal period ended December 31, 1996 was due to increased staffing, both in the U.S. and U.K. offices, associated with launch of the XP4 product line. Selling, general and administrative expenses for the fiscal year ended March 31, 1996 reflect continued investment in marketing and other staff in anticipation of the launch of the XP4 after ending production of XP3 radios.

     Research and Development. Research and development expenditures were $3.0 million for the nine month fiscal period ended December 31, 1996 as compared to $4.5 million for the fiscal year ended March 31, 1996. The decrease for the nine month fiscal period ended December 31, 1996, was due to the shorter period and to the Company's decision to reduce consulting expenses, which were partially offset by increases in internal research and development headcount. Research and development expenses for the nine month fiscal period ended December 31, 1996 were devoted to development of the XP4 product line, including the development of several frequency and data rate product variations. The Company anticipates research and development expenses will increase as the Company focuses on new products in addition to the XP4 product line.

     Other Income (Expense). Other expense for the nine month fiscal period ended December 31, 1996 decreased as compared to the fiscal year ended March 31, 1996. The decrease was due to interest income from investment of proceeds of equity financing. The Company anticipates that interest expense may increase substantially over time if sales and, therefore, eligible accounts receivable and working capital line borrowings, increase and the Company expands its manufacturing capacity. The Company, however, intends to use the proceeds from the Offering to pay down working capital borrowings and reduce interest expense.

     The paragraphs entitled "Selling, General and Administrative Expenses," "Research and Development," and "Other Income (Expense)" in the Section entitled "Year Ended December 31, 1997 Compared to the Nine Month Fiscal Period Ended December 31, 1996," and the paragraphs entitled "Selling, General and Administrative Expenses," "Research and Development," and "Other Income (Expense)" in the Section entitled "Nine Month Fiscal Period Ended December 31, 1996 Compared to the Fiscal Year Ended March 31, 1996," contain Forward Looking Statements. Actual results could differ materially from those anticipated or projected in the Forward Looking Statements as a result of a number of factors, including those set forth in the Section entitled "Issues and Uncertainties Affecting Future Performance."

LIQUIDITY AND CAPITAL RESOURCES.

     In August 1997 the Company completed the sale of 3,162,500 shares of common stock through an initial public offering at a price of $13.00 per share. The net proceeds of the Offering totaled approximately $37.3 million. The Company also raised an additional $8.5 million from the private placement of equity securities in March and June of 1997. Concurrent with the Company's initial public offering all of the outstanding redeemable preferred stock, totaling 8,682,287 shares with a carrying value of $47,768,859 immediately prior to the closing of the Company's initial public offering, were converted into an equal number of shares of common stock.

     The Company used the $37.3 million net proceeds from its initial public offering to repay the $2.0 million outstanding principal and accrued interest on its credit line. In addition, the Company used $1.5 million of the net proceeds to repay the Company's outstanding principal balance and accrued interest on its term loan. Approximately $7.0 million of the net proceeds has been used to acquire equipment and the remainder of the net proceeds, $26.8 million, has been used for working capital purposes and investments in short-term securities with maturities of six months or less at date of purchase. The Company expects to invest approximately $8.0 million in additional equipment, leasehold improvements and information systems over the next twelve months and to use the balance of the net proceeds for working capital and other general corporate purposes, such as supporting growth in inventory and receivables and hiring additional personnel in connection with the Company's efforts to increase its production capacity, scope of operations, research and development and sales and marketing activities.

     The Company had $21.8 million and $200,000 of cash, cash equivalents and short-term marketable securities at December 31, 1997 and December 31, 1996 respectively. Although working capital increased from ($0.3) million as of December 31, 1996 to $37.5 million as of December 31, 1997, it is expected to decrease as a result of planned investments in equipment and leasehold improvements.

     Accounts receivable increased to $11.2 million at December 31, 1997 as compared to $1.7 million at December 31, 1996. This was the result of increased sales volumes in the twelve months ended December 31, 1997. Inventories also increased to $12.0 million at December 31, 1997 compared to $2.5 million at

December 31, 1996. This increase was related to the increase in manufacturing levels necessary to support increased sales. Accounts payable increased to $5.8 million at December 31, 1997 as compared to $1.9 million at December 31, 1996 largely due to the ramp-up related to the XP4 product and to the large balance of payables related to equipment purchases made in the three months ended December 31, 1997.

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

     Approximately 85% of the Company's XP4 sales through December 31, 1997 were made to customers located outside the United States. While the operating income the Company will rely upon to meet a portion of its liquidity needs will come in significant part from international customers, the Company has experienced no appreciable difference in pricing, inventory levels or receivables realization between its domestic and international customers. Additionally, as all of the Company's sales to date have been denominated in U.S. dollars and the Company anticipates that this will substantially continue for the foreseeable future, the Company's operating revenues are not subject to significant exchange rate risk and the Company has consequently not implemented any programs to specifically address such risk.

QUARTERLY RESULTS OF OPERATIONS.

     The Company's historical quarterly operating results have fluctuated significantly, principally due to the fact that the Company was, until mid-1996, a development stage company. In consequence, these fluctuations are largely explained by variation in expenses incurred in connection with the development of the Company's XP4 systems. The Company may continue to experience significant quarterly fluctuations in sales, gross margins and operating results; however, these fluctuations are likely to be caused by different factors than those that existed in the past, making prediction of the Company's performance difficult, if not impossible. Because of the many factors which may affect the Company's performance in any particular period and because the Company changed from a development stage Company to an operating Company only recently, the Company believes that period-to-period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

ISSUES AND UNCERTAINTIES AFFECTING FUTURE PERFORMANCE

     The Company does not provide forecasts of future financial performance or sales volumes, although this annual report contains other forward-looking statements that involve risks and uncertainties. The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein), and in written and oral presentations made by the Company include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur. Actual results could differ materially from those projected, depending on a variety of factors, including but not limited to those discussed below. While Company management is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating the Company's growth outlook and its forward-looking statements.

     Rapidly Changing Technology and Product Development Uncertainties. The wireless communications market is subject to rapid technological change, frequent new product introductions and enhancements, product obsolescence, changes in customer requirements and evolving industry standards. The inability of the Company to introduce in a timely manner new products or product enhancements that contribute to sales could have a material adverse effect on the Company's business, financial condition and results of operations.

To be competitive, the Company must successfully develop, introduce and sell new products or product enhancements that respond to changing customer requirements on a timely and cost-effective basis.

     Manufacturing Uncertainties. The Company believes that its present manufacturing capacity continues to be inadequate to meet anticipated demand on a timely basis. In order to meet its business objectives, the Company must continue to increase its production capacity. There can be no assurance that the Company will be able to increase production capacity at an acceptable cost or rapidly enough to fill orders. The failure to assemble and ship products on a timely basis could damage relationships with customers, result in cancellation of orders or lost orders and could result in penalties for late delivery, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Cost Reductions. In order to increase profitability in light of declining product prices, the Company must reduce component costs and the costs of manufacturing its products. An inability to reduce costs sufficiently to respond to competitive market or cost factors could have an adverse effect on revenues and gross margin.

     International Sales. The Company anticipates international sales will continue to account for at least a majority of its sales for the foreseeable future. As a result, the Company's operations and results are subject to fluctuations resulting from changes in regulatory requirements, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, difficulties in managing distributors, customs requirements, potentially adverse tax consequences, the burden with complying with a wide variety of complex foreign laws and treaties, difficulties in obtaining necessary equipment authorizations and the possibility of difficulty in accounts receivable collections.

     Limited Sources of Supply. A number of the Company's components are manufactured by a single source or distributed through a limited number of outlets. There can be no assurance that the Company will be able in the future to obtain key components in a timely manner, in sufficient quantities, or on favorable price terms.

     Competition. The wireless communications market is intensely competitive. The principal competitive factors in this market include product performance and reliability, ability to meet delivery requirements, price, ease of installation, adaptability and upgradeability and other product features. Many of the Company's competitors have substantially greater installed bases, financial resources and production, marketing, manufacturing, engineering and other capabilities than the Company. The Company may also face competition in the future from new market entrants offering competing technologies. The Company expects to continue to experience significant price competition that may materially adversely affect its gross margins and its business, financial condition and results of operations.

     Government Regulation. The regulatory environment in which the Company operates is subject to significant change. Regulatory changes, which are affected by political, economic and technical factors, could significantly impact the Company's operations by restrictive network development efforts by the Company's customers or users, making current systems obsolete or increasing the opportunity for additional competition.

     Dependence on Key Personnel. The Company's future operating results depend in significant part upon the continued contributions of its key technical and management personnel. The development and manufacture of high-frequency radios is extremely complicated, and the knowledge and experience of each of the Company's key technical and management personnel is critical to the Company's ability to develop new products and product enhancements.

     Management of Growth. The growth of the Company's operations since the introduction of the XP4 product line has imposed, and will continue to impose, a significant strain on the Company's financial resources as well as its product design, assembly, test and calibration capabilities. To alleviate the impact of the strain, the Company must successfully manage the transition to higher manufacturing volumes, establishment of additional facilities, control of overhead expenses and inventories, development, introduction, marketing and sales of the new products and product enhancements, management and training of its employees, and monitoring of third party contractors and suppliers.

     Distribution Relationships. The Company's product distribution strategy is to rely principally on developing relationships with wireless systems integrators. There can be no assurance that the Company will be able to establish satisfactory distribution relationships with new systems integrators or that existing relationships will be successful. In addition, these relationships may grant limited manufacturing licenses under certain conditions or may impose penalties for late delivery. Because of this distribution strategy, the Company is dependent upon the financial viability, reputation and success of its distributors with the result that the Company's business, financial condition and results of operations could be adversely affected by factors unrelated to the Company's performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INNOVA CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              -------
Independent Auditors' Report................................       26
Consolidated Balance Sheets as of December 31, 1996 and
  December 31, 1997.........................................       27
Consolidated Statements of Operations for the Year Ended
  March 31, 1996, the Nine Month Fiscal Period Ended
  December 31, 1996, and the Year Ended December 31, 1997...       28
Consolidated Statements of Stockholders' Equity (Deficit)
  for the Year Ended March 31, 1996, the Nine Month Fiscal
  Period Ended December 31, 1996, and the Year Ended
  December 31, 1997.........................................       29
Consolidated Statements of Cash Flows for the Year Ended
  March 31, 1996, the Nine Month Fiscal Period Ended
  December 31, 1996, and the Year Ended December 31, 1997...       30
Notes to Consolidated Financial Statements..................       31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Innova Corporation:

     We have audited the accompanying consolidated balance sheets of Innova Corporation and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended March 31, 1996, the nine month fiscal period ended December 31, 1996, and the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Innova Corporation and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for year ended March 31, 1996, the nine month fiscal period ended December 31, 1996 and the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ KPMG Peat Marwick LLP
Seattle, Washington
February 3, 1998

                               INNOVA CORPORATION
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1996            1997
                                                                ------------    ------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $    172,764    $  2,454,763
  Short-term investment securities..........................              --      19,319,495
  Accounts receivable, net of allowance for doubtful
     accounts of $14,892 and $204,658 at December 31, 1996
     and 1997, respectively.................................       1,740,383      11,163,938
  Inventories...............................................       2,533,970      12,048,058
  Other current assets......................................          73,157         250,125
                                                                ------------    ------------
     Total current assets...................................       4,520,274      45,236,379
Equipment and leasehold improvements, at cost, net..........       2,647,361      11,133,961
Other assets................................................         137,230
                                                                ------------    ------------
                                                                $  7,304,865    $ 56,795,457
                                                                ============    ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable.............................................    $    506,180    $         --
  Current installments of obligations under capital
     leases.................................................         503,827       1,103,509
  Notes payable to stockholders.............................       1,500,000              --
  Accounts payable..........................................       1,944,073       5,779,991
  Accrued liabilities.......................................         355,282         836,583
                                                                ------------    ------------
     Total current liabilities..............................       4,809,362       7,720,083
                                                                ------------    ------------
Obligations under capital leases, excluding current
  installments..............................................         542,259         969,962
Redeemable preferred stock, no par value. Authorized
  11,874,998 shares at December 31, 1996, and 5,000,000
  shares at December 31, 1997 issued and outstanding
  7,216,751 shares at December 31, 1996 and 0 shares at
  December 31, 1997 (liquidation preference of $40,022,239
  at December 31, 1996 and $0 and December 31, 1997 and
  redemption value of $36,474,201 at December 31, 1996 and
  $0 at December 31, 1997)..................................      39,312,836              --
Stockholders' equity (deficit):
  Common stock, no par value. Authorized 15,625,000 shares
     at December 31, 1996, and 30,000,000 shares at December
     31, 1997; issued and outstanding 941,334 shares at
     December 31,1996 and 13,679,593 shares at December 31,
     1997...................................................       1,376,715      86,621,122
  Additional paid-in capital................................       1,604,997       3,261,674
  Deferred stock compensation expense.......................              --        (396,550)
  Cumulative translation adjustment.........................          33,599          54,088
  Accumulated deficit.......................................     (40,374,903     (41,434,922)
                                                                ------------    ------------
     Total stockholders' equity (deficit)...................     (37,359,592)     48,105,412
                                                                ------------    ------------
Commitments and contingencies...............................    $  7,304,865    $ 56,795,457
                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                               INNOVA CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      NINE MONTH
                                                                     FISCAL PERIOD
                                                      YEAR ENDED         ENDED         YEAR ENDED
                                                       MARCH 31,     DECEMBER 31,     DECEMBER 31,
                                                         1996            1996             1997
                                                      -----------    -------------    ------------
Net product sales.................................    $   445,229     $ 2,050,245     $36,099,884
Manufacturing contract service revenues...........      1,516,870          53,257              --
                                                      -----------     -----------     -----------
     Total revenues...............................      1,962,099       2,103,502      36,099,884
                                                      -----------     -----------     -----------
Cost of products sold.............................      2,425,473       3,685,395      25,447,057
Manufacturing contract service expenses...........      1,516,870          53,257              --
                                                      -----------     -----------     -----------
     Total cost of products sold and manufacturing
       contract service expenses..................      3,942,343       3,738,652      25,447,057
                                                      -----------     -----------     -----------
     Gross profit (loss)..........................     (1,980,244)     (1,635,150)     10,652,827
                                                      -----------     -----------     -----------
Operating expenses:
  Selling, general and administrative.............      2,316,302       2,584,423       7,226,836
  Research and development........................      4,519,095       2,965,933       4,602,004
                                                      -----------     -----------     -----------
     Total operating expenses.....................      6,835,397       5,550,356      11,828,840
                                                      -----------     -----------     -----------
     Loss from operations.........................     (8,815,641)     (7,185,506)     (1,176,013)
Other income (expense):
  Interest income.................................         37,962         102,422         594,538
  Interest expense................................       (287,253)       (249,294)       (546,161)
  Other income....................................          3,754           3,542          67,617
                                                      -----------     -----------     -----------
                                                         (245,537)       (143,330)        115,994
                                                      -----------     -----------     -----------
     Net loss.....................................    $(9,061,178)    $(7,328,836)    $(1,060,019)
                                                      ===========     ===========     ===========
Historical basic and diluted net loss per share...    $    (14.40)    $     (8.27)    $     (0.18)
                                                      ===========     ===========     ===========
Shares used in computing historical basic and
  diluted net loss per share......................        629,254         886,092       5,795,280
Pro forma basic and diluted net loss per share....                                    $     (0.09)
                                                                                      ===========
Shares used in computing pro forma basic and
  diluted net loss per share......................                                     11,332,037

          See accompanying notes to consolidated financial statements.

                               INNOVA CORPORATION
                                 AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       DEFERRED
                                   COMMON STOCK         ADDITIONAL      STOCK       CUMULATIVE                        TOTAL
                             ------------------------    PAID-IN     COMPENSATION   TRANSLATION   ACCUMULATED     STOCKHOLDERS'
       DESCRIPTION             SHARES       AMOUNT       CAPITAL       EXPENSE      ADJUSTMENT      DEFICIT      EQUITY (DEFICIT)
       -----------           ----------   -----------   ----------   ------------   -----------   ------------   ----------------
Balances at March 31,
 1995.....................      523,810   $ 1,302,020   $1,604,997   $        --      $25,536     $(23,984,889)    $(21,052,336)
Sale of common stock for
 cash.....................      340,467         8,171           --            --           --              --             8,171
Common stock issued upon
 exercise of stock
 options..................       18,565        19,678           --            --           --              --            19,678
Net loss..................           --            --           --            --           --      (9,061,178)       (9,061,178)
Translation adjustment....           --            --           --            --          827              --               827
                             ----------   -----------   ----------   -----------      -------     ------------     ------------
Balances at March 31,
 1996.....................      882,842     1,329,869    1,604,997            --       26,363     (33,046,067)      (30,084,838)
Common stock issued upon
 exercise of stock
 options..................       10,684        11,900           --            --           --              --            11,900
Stock issued to vendors
 for services.............       47,808        34,946           --            --           --              --            34,946
Net loss..................           --            --           --            --           --      (7,328,836)       (7,328,836)
Translation adjustment....           --            --           --            --        7,236              --             7,236
                             ----------   -----------   ----------   -----------      -------     ------------     ------------
Balances at December 31,
 1996.....................      941,334     1,376,715    1,604,997            --       33,599     (40,374,903)      (37,359,592)
Deferred compensation
 expense related to common
 stock options............           --            --    1,589,277    (1,589,277)          --              --                --
Amortization of deferred
 stock compensation.......           --            --           --     1,192,727           --              --         1,192,727
Estimated fair value of
 warrant issued in
 connection with note
 payable..................           --            --       67,400            --           --              --            67,400
Common stock issued upon
 exercise of stock
 options..................      104,191       173,882           --            --           --              --           173,882
Common stock issued upon
 conversion of preferred
 stock....................    8,682,287    47,768,859           --            --           --              --        47,768,859
Common stock issued in
 connection with initial
 public offering, net of
 issuance expenses of
 $3,810,897...............    3,162,500    37,301,603           --            --           --              --        37,301,603
Common stock issued upon
 exercise of warrants.....      789,281            63           --            --           --              --                63
Net loss..................           --            --           --            --           --      (1,060,019)       (1,060,019)
Translation adjustment....           --            --           --            --       20,489              --            20,489
                             ----------   -----------   ----------   -----------      -------     ------------     ------------
Balances at December 31,
 1997.....................   13,679,593   $86,621,122   $3,261,674   $  (396,550)     $54,088     $(41,434,922)    $ 48,105,412
                             ==========   ===========   ==========   ===========      =======     ============     ============

          See accompanying notes to consolidated financial statements.

                               INNOVA CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS
                                                                              FISCAL PERIOD
                                                               YEAR ENDED         ENDED         YEAR ENDED
                                                                MARCH 31,     DECEMBER 31,     DECEMBER 31,
                                                                  1996            1996             1997
                                                               -----------    -------------    ------------
Cash flows from operating activities:
  Net loss.................................................    $(9,061,178)    $(7,328,836)    $ (1,060,019)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization..........................        759,273         633,616        1,331,338
    Stock issued to vendors for services...................             --          48,677               --
    Amortization of deferred stock compensation............             --              --        1,192,727
    Amortization of note payable discount..................             --              --           50,550
    Change in certain assets and liabilities:
      (Increase) decrease in accounts receivable...........        159,999      (1,662,356)      (9,423,555)
      Increase in inventories..............................        (22,048)     (1,925,805)      (9,514,088)
      (Increase) decrease in other current assets..........          3,173         (16,402)        (419,968)
      Increase in accounts payable and accrued
         liabilities.......................................        797,900         700,485        4,334,069
                                                               -----------     -----------     ------------
         Net cash used in operating activities.............     (7,362,881)     (9,550,621)     (13,508,946)
                                                               -----------     -----------     ------------
Cash flows from investing activities:
  Purchase of short-term investment securities.............             --              --      (19,319,495)
  Purchase of equipment and leasehold improvements.........       (549,426)       (324,944)      (7,895,150)
  Increase in other assets.................................        (42,694)        (25,026)         (44,887)
                                                               -----------     -----------     ------------
         Net cash used in investing activities.............       (592,120)       (349,970)     (27,259,532)
                                                               -----------     -----------     ------------
Cash flows from financing activities:
  Repayments of obligations under capital leases...........       (560,602)       (404,277)        (895,403)
  Net proceeds from (repayments of) notes payable..........             --         506,180         (506,180)
  Net proceeds from notes payable to vendor................      1,000,000              --               --
  Net repayment of notes payable to vendor.................     (1,000,000)             --               --
  Proceeds from (repayments of) notes payable to
    stockholders...........................................         69,869         (69,869)              --
  Net proceeds from issuance of convertible notes
    payable................................................      3,702,219       4,781,871               --
  Proceeds from sale of redeemable preferred stock.........      3,079,829       4,953,121        6,956,023
  Proceeds from sale of common stock.......................          8,171              --       37,301,603
  Proceeds from exercise of common stock options...........         19,678          11,900          173,882
  Proceeds from exercise of common stock warrants..........             --              --               63
                                                               -----------     -----------     ------------
         Net cash provided by financing activities.........      6,319,164       9,778,926       43,029,988
                                                               -----------     -----------     ------------
Effect of translation and exchange rate changes on cash
  flows....................................................            827           7,236           20,489
                                                               -----------     -----------     ------------
         Net increase (decrease) in cash and cash
           equivalents.....................................     (1,635,010)       (114,429)       2,281,999
Cash and cash equivalents at beginning of period...........      1,922,203         287,193          172,764
                                                               -----------     -----------     ------------
Cash and cash equivalents at end of period.................    $   287,193     $   172,764     $  2,454,763
                                                               ===========     ===========     ============
Supplemental disclosure of cash flow information -- cash
  paid during the period for interest......................    $    17,273     $   364,227     $    546,161
                                                               ===========     ===========     ============
Supplemental schedule of noncash financing activities:
  Notes payable to stockholders converted into redeemable
    preferred stock........................................    $        --     $ 6,984,090     $  1,500,000
  Notes payable to stockholders converted into mandatorily
    convertible notes payable..............................      1,000,000              --               --
  Estimated fair value of warrant issued in connection with
    note payable...........................................             --              --           67,400
  Capital lease obligations incurred to acquire
    equipment..............................................        530,516         632,845        1,922,788
  Conversion of redeemable preferred stock into common
    stock..................................................             --              --       47,768,859
  Stock subscriptions receivable...........................      3,281,871              --               --
                                                               ===========     ===========     ============

          See accompanying notes to consolidated financial statements.

                               INNOVA CORPORATION
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) NATURE OF BUSINESS

     Innova Corporation (Company) was formed to develop, manufacture and market communication systems utilizing conical horn technology. In November 1993, the Company shipped the first production units of a line of point-to-point radios. In November 1994, the Company discontinued manufacture for its own account of the original radio line; however, production of this product was continued under a "Processor For Hire Agreement" for the account of one of Innova's stockholders [see note 7(a), Related Party Transactions] until approximately March 31, 1996. Also in 1994, a program to redesign the original radios was launched. The redesign program was undertaken due to changing market demands. For the period from January 17, 1989 (inception) through March 31, 1996, the Company was considered to be in the development stage as the Company had not generated significant revenues from its research and development efforts and "Processor For Hire Agreement" and operations had been financed primarily through the issuance of equity securities. Subsequent to March 31, 1996, the Company effected a change in its year-end to December 31. During the nine month fiscal period ended December 31, 1996, the Company began manufacturing and selling redesigned radios and emerged from the development stage.

(b) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the Company and its wholly-owned subsidiary, Innova Europe Limited.

     Innova Europe Limited was formed to sell products developed and manufactured by the Company to customers in Europe. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid debt securities with a maturity of three months or less at date of purchase to be cash equivalents.

     The Company classifies its short-term investments as available-for-sale. Accordingly, these investments are carried at fair value. The fair value of such securities approximated cost, and there were no unrealized holding gains or losses at March 31, 1996, December 31, 1996 and December 31, 1997. Realized gains and losses are determined using the specific identification method. At December 31, 1997, all short-term investments consisted of U.S. government agency securities with a maturity of less than one year.

(d) INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market (net realizable value).

(e) DEPRECIATION AND AMORTIZATION

     Depreciation of equipment and amortization of leasehold improvements is provided on the straight-line method over the estimated useful lives of the assets which range from two to five years, not to exceed lease terms for leasehold improvements.

(f) PATENTS

     The Company has filed several patent applications in the United States and other countries. Costs associated with filing patent applications are capitalized and are amortized using the straight-line method over the estimated economic lives of the patents ranging from two to five years.

(g) RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to expense as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

     Based on the Company's product development process, software development costs incurred by the Company between the establishment of technological feasibility and the point at which the product is ready for general release have not been significant.

(h) REVENUE RECOGNITION

     The Company recognizes revenue on product sales upon shipment. Under the Processor For Hire Agreement -- (PFHA) as discussed in note 7(a), manufacturing contract service revenues were recognized as the services were performed.

     The Company provides warranties, which generally last for two years, on the products that it sells. The provision for warranty expense is based on historical industry and Company experience and is accrued when products are sold.

(i) INCOME TAXES

     Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established for deferred tax assets to the extent there is uncertainty regarding the Company's ability to generate taxable income in the future and when it is more likely than not that such deferred tax assets will not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in net deferred tax assets and liabilities.

(j) FOREIGN CURRENCY TRANSLATION

     The functional currency of Innova Europe Limited is the British Pound Sterling. Assets and liabilities of Innova Europe Limited have been translated to U.S. dollars using rates of exchange in effect at the balance sheet date. Income and expense accounts have been translated to U.S. dollars using average rates of exchange during the periods. The net gain or loss resulting from translation is shown as a cumulative translation adjustment in stockholders' equity.

(k) RECLASSIFICATIONS

     Certain reclassifications have been made to the March 31 and December 31, 1996 amounts to conform to the December 31, 1997 presentation.

(l) CONCENTRATION OF CREDIT RISK AND SUPPLIER CONCENTRATION

     The Company currently purchases an important component of its products from two principal suppliers. Although there are a limited number of potential manufacturers of such component, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could have a material adverse effect on the manufacturing and delivery of the Company's products. Purchases from these principal suppliers were as follows:

                                                   NINE MONTH
                                 YEAR ENDED    FISCAL PERIOD ENDED     YEAR ENDED
                                 MARCH 31,        DECEMBER 31,        DECEMBER 31,
                                    1996              1996                1997
                                 ----------    -------------------    ------------
Supplier A...................     $64,000           $945,000           $4,792,000
Supplier B...................          --            131,000            2,628,000

     The Company also purchases other components of lesser significance which are available from a limited number of manufacturers. Credit is extended to customers based on an evaluation of their financial condition and collateral is generally not required. The Company's customers consist principally of telecommunications service providers and system integrators. The Company maintains an allowance for doubtful accounts to reduce the effects of credit losses. As of December 31, 1997, actual credit losses have not been significant and, therefore, a limited allowance for doubtful accounts has been recorded. See major customers and segment information at note 13.

(m) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on April 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the consolidated financial statements.

(n) STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation arrangement in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.

(o) NET LOSS PER SHARE

     The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share, and for companies with complex capital structures, diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

The Company has presented historical basic and diluted net loss per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

     Excluded from the computation of historical diluted earnings per share for 1997 are options to acquire 1,759,368 shares of Common Stock with a weighted-average exercise price of $3.60 and warrants to acquire 2,151,760 shares of Common Stock with a weighted average exercise price of $0.4328 because their effects would be anti-dilutive. Also excluded from the computation of historical diluted earnings per share for 1997 are the common equivalent shares resulting from the assumed conversion of 8,682,287 shares of redeemable preferred stock because the effects were antidilutive prior to the conversion of the preferred stock into common stock upon the closing of the Company's initial public offering on August 8, 1997. The accretion of the difference between the carrying value of the redeemable preferred stock and the redemption price has not been reflected in the net loss per share calculations because the amounts were not significant for the year ended March 31, 1996, the nine month fiscal period ended December 31, 1996, and the year ended December 31, 1997.

     In January 1998 when the Company announced their results of operations for 1997, the Company had computed pro forma basic and diluted net loss per share using the provisions of Staff Accounting Bulletin (SAB) No. 83 which requires that all common and common equivalent shares issued during the twelve months immediately preceding the initial filing of a registration statement for the Company's IPO be included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented, including loss years where the impact is antidilutive. Additionally, the provisions of SAB No. 83 allowed the presentation of pro forma net loss per share in place of historical net loss per share when management has deemed a pro forma presentation to be more meaningful than the historical presentation.

     Because of the significance of the conversion of preferred stock to common stock upon the closing of the Company's initial public offering, the Company has presented pro forma basic and diluted net loss per share as if 8,682,287 shares of redeemable preferred stock had been converted into common stock on January 1, 1997.

     The following table reconciles the shares used to compute 1997 historical basic and diluted net loss per share to shares used to compute pro forma basic and diluted net loss per share:

Shares used to compute historical basic and diluted net loss
  per share.................................................   5,795,280
Impact of assumed conversion of preferred stock as of
  January 1, 1997...........................................   5,251,383
Impact of shares included pursuant to SAB 83................     285,374
                                                              ----------
Shares used to compute pro forma basic and diluted net loss
  per share.................................................  11,332,037
                                                              ==========

     On February 3, 1998, the SEC issued SAB No. 98 which superseded SAB No. 83. Had the Company computed pro forma basic and diluted net loss per share using the provisions of SAB No. 98, antidilutive common equivalent shares previously included pursuant to SAB No. 83 would have been omitted and pro forma basic and diluted net loss per share for 1997 would have been $(0.10).

(p) NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130). Statement 130 establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130, which is effective for fiscal years beginning after December 15, 1997, requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company anticipates that implementing the provisions of Statement 130 will not have a significant impact on the Company's existing disclosures. The Company has not determined the manner in which it will present the information required by Statement 130.

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years must be restated. The Company has not determined the manner in which it will present the information required by Statement 131.

(2) USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3) INVENTORIES

     Inventories consist of the following:

                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1997
                                                 ------------    ------------
Raw materials................................     $1,874,765     $10,382,812
Work-in-progress.............................        503,984       1,611,832
Finished goods...............................        155,221          53,414
                                                  ----------     -----------
                                                  $2,533,970     $12,048,058
                                                  ==========     ===========

(4) EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of the following:

                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1997
                                                 ------------    ------------
Equipment....................................     $5,152,170     $14,616,360
Leasehold improvements.......................        140,840         494,588
                                                  ----------     -----------
                                                   5,293,010      15,110,948
Less accumulated depreciation and
  amortization...............................      2,645,649       3,976,987
                                                  ----------     -----------
                                                  $2,647,361     $11,133,961
                                                  ==========     ===========

     Included in equipment and leasehold improvements are the gross cost of equipment and related accumulated amortization recorded under capital leases as follows:

                                                  DECEMBER 31,    DECEMBER 31,
                                                      1996            1997
                                                  ------------    ------------
Equipment.....................................     $2,632,721      $4,609,965
Less accumulated amortization.................      1,181,895       1,869,248
                                                   ----------      ----------
                                                   $1,450,826      $2,740,717
                                                   ==========      ==========

     Amortization of assets held under capital leases is included with depreciation expense.

(5) NOTES PAYABLE

     In October 1996, the Company entered into a $5 million revolving credit agreement which bore interest at the LIBOR rate plus 4.875% with a minimum of 8% per annum (10.545% at December 31, 1996). Amounts outstanding were $506,180 and $0 at December 31, 1996 and 1997, respectively. Under the terms of the agreement, advances under the credit facility were limited to 80% of billed trade receivables outstanding. The agreement was subject to automatic renewals for successive one-year terms. In April 1997, the Company amended the credit agreement to include an additional term loan for $1,500,000 due on the earlier of:

          (a) April 30, 1998;

          (b) the date the initial October 1996 revolving credit agreement terminated; or

          (c) the date the Company first issued equity, debt or other securities, other than the Series F financing discussed in note 8, subsequent to April 1997.

     In connection with the term loan, the Company issued to the lender a warrant, expiring in April 2003, to purchase 21,500 shares of the Company's common stock, at $6.96 per share. The estimated value of the warrant, $67,400, was recorded as debt discount and was amortized to interest expense over the period that the debt was outstanding. This agreement was terminated as of December 1997 and all amounts borrowed thereunder repaid.

(6) ACCRUED LIABILITIES

     A summary of accrued liabilities is as follows:

                                                 DECEMBER 31,    DECEMBER 31,
                                                     1996            1997
                                                 ------------    ------------
Accrued compensation expense.................    $   288,965      $  686,854
Provision for warranty.......................         20,479         149,729
Other accruals...............................         45,838              --
                                                 -----------      ----------
                                                 $   355,282      $  836,583
                                                 ===========      ==========

(7) RELATED PARTY TRANSACTIONS

(A) SALES, MANUFACTURING AND SERVICE REVENUES

     Sales totaling approximately $212,000 and $15,000 were made to one of the Company's major stockholders during the nine month fiscal period ended December 31, 1996, and the year ended December 31, 1997, respectively.

     Substantially all of the total revenues recognized in the year ended March 31, 1996 were to Societe Anonyme de Telecommunications (SAT), a stockholder of the Company. In November 1994, the Company entered into a Processor For Hire Agreement -- (PFHA) with SAT whereby SAT purchased substantially all of the Company's inventories as of November 1994 for cash. The PFHA called for the Company to continue to manufacture radios for SAT; however, SAT was responsible for supplying the materials used in the manufacture of these radios. Under the PFHA, SAT reimbursed the Company for the costs incurred by the Company in the assembly and testing of the radios. In addition, SAT paid to the Company a fee to cover administrative costs plus a profit. This fee was based on the volume of materials purchased for SAT for the production of the radios. The Company managed all of the manufacturing and purchasing functions associated with the manufacture of radios and the purchase of radio components. The PFHA was substantially terminated as of March 31, 1996.

     The reimbursement of the costs of manufacture along with the administration fee during the year ended March 31, 1996 and the nine month fiscal period ended December 31, 1996 have been recorded as manufacturing contract service revenues in the consolidated statements of operations. The identifiable costs associated with the manufacture of the radios covered by the PFHA have been summarized in the consolidated statements of operations as manufacturing contract service expenses.

     Product sales made to SAT for the nine month fiscal period ended December 31, 1996 were approximately $3,000 and for the year ended December 31, 1997, were approximately $15.4 million.

(b) ACCOUNTS RECEIVABLE

     Accounts receivable due from SAT were $58,283 and $5,472,805 at December 31, 1996 and 1997, respectively.

(c) MANDATORILY CONVERTIBLE NOTES PAYABLE FOR PREFERRED STOCK, STOCK SUBSCRIPTIONS RECEIVABLE AND RELATED EQUITY TRANSACTIONS

     On March 27, 1996, the Company entered into stock subscription agreements with certain existing stockholders for the purpose of selling Series D preferred stock for an aggregate price of $7,000,000. The $7,000,000 includes $1,000,000 in unsecured notes payable to stockholders issued in November and December 1995 as discussed in the following paragraph. As of March 31, 1996, proceeds of $3,702,219 net of offering costs of $15,910, had been received by the Company related to the stock subscription agreements. The remaining $3,281,871 was received during the nine month fiscal period ended December 31, 1996. Mandatorily convertible notes payable were issued as the cash was received by the Company. Mandatorily convertible notes payable accrued interest at 16% annually and were convertible into Series D preferred shares at the earlier of a "qualified financing" event or April 26, 1996. A "qualified financing" event, as defined in the stock subscription agreements, was consummated on April 26, 1996 when the Company issued 1,548,940 shares of Series D preferred stock, at $3.228 per share to a new stockholder for proceeds of $4,953,121. The mandatorily convertible notes payable outstanding at April 26, 1996 were then converted into 2,168,523 shares of Series D preferred stock at $3.228 per share, and contingent common stock purchase warrants (contingent upon the pricing of the "qualified financing" event) totaling 367,082 with an exercise price of $0.024 per share, were issued to the former holders of the mandatorily convertible notes payable. No separate value has been assigned to the warrants as the value was not significant at the date of issuance.

     Unsecured notes payable to stockholders were issued in November and December 1995 totaling $1,000,000, bearing interest at rates ranging from 16%-21%. In connection with these notes, 193,611 warrants were issued to purchase common stock for $2.5824 per share which expire April 26, 2001. No separate value has been assigned to the warrants as the value was not significant at the date of issuance. On March 27, 1996, these unsecured notes payable were exchanged for mandatorily convertible notes payable as part of the stock subscription agreements described above.

     Interest expense on unsecured borrowings from stockholders amounted to $107,648, $70,101 and $62,934 for the year ended March 31, 1996, the nine month fiscal period ended December 31, 1996 and the year ended December 31, 1997, respectively.

     In November 1996, the Company issued $1,500,000 in unsecured 12% convertible promissory notes payable to stockholders, which were subsequently converted into Series E preferred stock in March 1997.

(d) COMPENSATION EXPENSE

     In May 1996, the Company paid a representative of a stockholder $217,500 for services rendered from January 1995 to February 1996, who served as the acting Chief Operating Officer of the Company.

(8) COMMON AND REDEEMABLE PREFERRED STOCK

     The Company had authorized issuance of redeemable preferred stock at December 31, 1996 as follows:

                                                                     SHARES ISSUED     LIQUIDATION
                                                        SHARES      AND OUTSTANDING    PREFERENCE
                  TYPE                      SERIES    AUTHORIZED       12/31/96         PER SHARE
                  ----                      ------    ----------    ---------------    -----------
A Preferred.............................    A.1         833,333          667,120        $13.2360
A Preferred.............................    A.2         833,333               --          0.8400
A Preferred.............................    A.3       2,500,000          907,023          7.9176
B Preferred.............................    B         2,083,333          804,553          6.0600
C Senior Preferred......................    C           833,333          664,298          6.3672
C Senior Preferred......................    C.1         625,000          456,294          6.3672
D Preferred.............................    D         4,166,666        3,717,463          3.2280

     The following table summarizes activity of the Company's preferred stock for the year ended March 31, 1996, the nine month fiscal period ended December 31, 1996 and the year ended December 31, 1997:

                                                                              PREFERRED STOCK
                                                                         -------------------------
                   DESCRIPTION                        PRICE PER SHARE      SHARES        AMOUNT
                   -----------                        ---------------    ----------    -----------
Balances at March 31, 1995........................       $     --         3,042,994    $24,496,571
Sale of Series C1 senior preferred stock, net of
  issuance costs of $21,633.......................         6.3672           422,625      2,669,359
Sale of Series C1 senior preferred stock, net of
  issuance costs of $3,472........................         6.3672            31,320        195,964
                                                         --------        ----------    -----------
Balances at March 31, 1996........................             --         3,496,939     27,361,894
Sale of Series D preferred stock for cash, net of
  issuance costs of $46,879.......................          3.228         1,548,940      4,953,121
Conversion of convertible notes for Series D
  preferred stock, net of issuance costs of
  $15,910.........................................          3.228         2,168,523      6,984,090
Series C1 preferred stock issued to vendors for
  services........................................             --             2,349         13,731
                                                         --------        ----------    -----------
Balances at December 31, 1996.....................             --         7,216,751     39,312,836
Conversion of notes payable to Series E preferred
  stock...........................................        5.19384           288,799      1,500,000
Sale of Series E preferred stock for cash, net of
  issuance costs of $13,530.......................        5.19384           673,870      3,486,465
Sale of Series F preferred stock for cash, net of
  issuance costs of $30,425.......................        6.96000           502,867      3,469,558
Conversion of preferred to common stock...........             --        (8,682,287)   (47,768,859)
                                                         --------        ----------    -----------
Balances at December 31, 1997.....................       $     --                --    $        --
                                                         ========        ==========    ===========

     The shares of preferred stock were convertible into an equal number of common shares at any time, were automatically convertible upon the consummation of an initial public offering (IPO), had certain liquidation and dividend preferences over common shares, and also had certain antidilution rights. The preferred shares were redeemable, at the holder's option (subject to approval by 50% of all preferred shares then outstanding), at any time after October 1, 1997. The redemption value was $7.9176 per share for the Series A preferred shares. The redemption value was equal to the liquidation preference for all other preferred shares (appropriately adjusted for stock splits, stock dividends, combinations, recapitalizations, reclassification and similar corporate rearrangements) plus the amount of all declared and unpaid dividends thereon. All Series C Senior Preferred and Series D Preferred shares had preference over other preferred shares with regard to liquidation. Holders of all preferred shares had the right as a group to elect three members of the Company's Board of Directors. The remaining directors were elected by the holders of all outstanding preferred and common shares. The voting rights were the same for all preferred and common shares. Pursuant to the rules of the Securities and Exchange Commission, the Company had classified redeemable preferred stock outside stockholders' equity (deficit). All of the shares of preferred stock converted to common stock in conjunction with the Company's successful consummation of an IPO on August 8, 1997.

     In March 1997, the Company revised its Articles of Incorporation, increasing the authorized number of preferred shares to 12,874,998 of which 1,000,000 shares were designated as Series E Preferred stock which had identical preferences as the Series C Senior Preferred and Series D Preferred, except that the liquidation preference was $5.1936 per share. In June 1997, the Company revised its Articles of Incorporation, increasing the authorized number of common shares to 16,666,666 and preferred shares to 13,379,164 of which 504,166 shares were designated as Series F Preferred stock which had identical preferences as the Series C Senior Preferred and Series D Preferred, except that the liquidation preference was $6.96 per share.

     During 1997, the Board of Directors authorized a 24:1 reverse stock split on its common and preferred stock and eliminated the par values related thereto. In addition, the Board approved changes in the authorized number of preferred shares to 5,000,000 and common shares to 30,000,000 effective upon closing of the IPO in August 1997. These consolidated financial statements and notes thereto have been restated for these actions.

     In conjunction with various financing rounds, warrants have been issued. No separate value has been assigned to the warrants as the values were not significant at the date of issuance, other than 21,500 warrants with an exercise price of $6.96 per share issued in connection with debt financing in April 1997. Outstanding warrants at December 31, 1996 and 1997 are summarized as follows:

                                     WARRANTS OUTSTANDING
                                     ---------------------   EXERCISE PRICE
    ISSUED IN CONJUNCTION WITH       12/31/96    12/31/97      OF WARRANT             EXPIRE
    --------------------------       ---------   ---------   --------------   ----------------------
Series A.2 preferred stock........     481,977     327,078      $0.8400       May 31, 1999
Series C and D preferred stock....   2,252,049   1,622,002       0.0240       February 13, 2000
                                                                              through April 26, 2001
Series D preferred stock..........     193,611     181,180       2.5824       April 26, 2001
Term loan.........................          --      21,500       6.9600       April 30, 2002
                                     ---------   ---------
     Total........................   2,927,637   2,151,760
                                     =========   =========

     In June 1997, the Company amended the terms of the warrants to purchase 481,977 of Series A.2 preferred stock to provide that if the outstanding preferred shares of the Company are converted into common shares, the warrants will be for the purchase of 481,977 shares of common stock.

     As of December 31, 1997, there are 2,151,760 warrants exercisable to purchase common stock.

(9) STOCK OPTION PLAN

     The Company has two stock option plans (the Plans) to compensate directors, key employees, consultants and vendors for past and future services and has authorized a total of 2,203,333 shares of common stock (2,083,333 for the employee and vendor plan and 120,000 for the director plan) reserved for grants. Options may be granted under the Plans as either incentive stock options or as nonqualified stock options.

     Incentive stock options may be granted at prices not less than fair market value of the stock, generally are exercisable based on continued employment over a five-year period in equal increments each year beginning one year from the date of grant, and expire ten years from the date of grant. The Company has granted no incentive stock options to date.

     Nonqualified options may be granted at prices determined by the Company and generally expire ten to twenty years from the date of grant. The options vest and become exercisable over one to four years in cumulative increments beginning one year from the date of grant. A distinction is made between nonqualified time vesting and nonqualified time and performance vesting options. Nonqualified time and performance vesting options require the attainment of certain performance goals in addition to the passage of time prior to vesting. As of December 31, 1997, no performance vesting options were outstanding.

     In accounting for the options requiring the attainment of certain performance goals, the Company must include a determination of compensation cost at the end of each period if the market value of the shares of the Company's stock exceeds the exercise price. Any compensation cost shall be charged to expense over the periods the employee performs the related service. During the first quarter of 1997, the Company amended the terms of 460,633 stock options by eliminating the performance criteria. The table below reflects these performance options as being amended to time vesting. The Company recorded deferred stock compensation totaling $1,589,277 during 1997. The 1997 deferred stock compensation relates principally to the 460,633 options with performance goals outstanding prior to the elimination of the performance criteria. In addition, the deferred stock compensation includes some amounts recorded for nonqualified time vesting grants where the estimated market value of the shares of the Company's stock exceeded the exercise price at the date of the grant. The estimated market value of the Company's common stock used in calculating the majority of the deferred stock compensation was approximately $4.32 per share. Additional deferred stock compensation relates principally to the authorization by the Board of Directors for the grant of 56,247 options to employees that vest upon the attainment of certain performance goals. The estimated fair market value of the Company's Common Stock used in calculating deferred stock compensation related to the 56,247 future option grants was approximately $10.00 per share. In June 1997, the Company amended the terms of these stock option grants by eliminating the performance criteria.

     A summary of nonqualified time vesting and time and performance vesting stock options is as follows:

                                                              EMPLOYEE & VENDOR PLAN
                                                                OUTSTANDING OPTIONS
                                                                 NUMBER OF SHARES
                                            -----------------------------------------------------------
                                               SHARES                      TIME AND         WEIGHTED
                                            AVAILABLE FOR      TIME       PERFORMANCE       AVERAGE
                                            FUTURE GRANT      VESTING       VESTING      EXERCISE PRICE
                                            -------------    ---------    -----------    --------------
Balances at March 31, 1995...............        69,392        347,033           --         $1.0584
Plan amendment...........................     1,041,667             --           --              --
Options granted..........................    (1,235,293)       602,780      632,513          1.5840
Options expired..........................       299,657       (136,338)    (163,319)         0.8736
Options exercised........................            --        (18,565)          --          1.0608
                                             ----------      ---------     --------         -------
Balances at March 31, 1996 ..............       175,423        794,910      469,194          1.5120
Options granted..........................      (409,896)       255,138      154,758          1.7280
Options expired..........................       238,753        (75,434)    (163,319)         0.7560
Options exercised........................            --        (10,684)          --          1.1136
                                             ----------      ---------     --------         -------
Balances at December 31, 1996............         4,280        963,930      460,633          1.6128
Plan amendment...........................       625,000                          --
Options granted..........................      (917,194)       860,947       56,246          5.6488
Options canceled.........................       526,461       (526,461)          --          2.7255
Options exercised........................            --        (95,928)          --          0.8854
Options amended..........................            --        516,880     (516,880)         2.2435
                                             ----------      ---------     --------         -------
Balances at December 31, 1997............       238,547      1,719,368           --         $3.4548
                                             ==========      =========     ========         =======

                                                                        DIRECTOR PLAN
                                                                     OUTSTANDING OPTIONS
                                                                       NUMBER OF SHARES
                                                         --------------------------------------------
                                                            SHARES                        WEIGHTED
                                                         AVAILABLE FOR      TIME          AVERAGE
                                                         FUTURE GRANT      VESTING     EXERCISE PRICE
                                                         -------------    ---------    --------------
Balances at December 31, 1996.........................            --             --            --
Plan adoption.........................................       120,000             --            --
Options granted.......................................       (48,263)        48,263       $  9.84
Options exercised.....................................            --         (8,263)         9.84
                                                          ----------      ---------       -------
Balances at December 31, 1997.........................        71,737         40,000       $  9.84
                                                          ==========      =========       =======

     The Company applies APB Opinion No. 25 in accounting for its Plans, and accordingly compensation cost is recognized only for those options in which the fair value of the underlying common stock exceeds the exercise price at the date of grant. Had the Company determined compensation cost of employee stock options based on the fair value of the option at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amount indicated below:

                                                                        NINE MONTH
                                                                       FISCAL PERIOD
                                                        YEAR ENDED         ENDED         YEAR ENDED
                                                         MARCH 31,     DECEMBER 31,     DECEMBER 31,
                                                           1996            1996             1997
                                                        -----------    -------------    ------------
Net Loss:
  As reported.......................................    $(9,061,178)    (7,328,836)      (1,060,019)
  Pro forma.........................................     (9,065,378)    (7,339,036)        (992,673)
Net loss per share:
  As reported.......................................    $    (14.40)         (8.27)           (0.18)
  Pro forma.........................................         (14.40)         (8.28)           (0.38)

     Because the SFAS No. 123 method of accounting has not been applied to stock options granted before April 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The weighted-average fair value per share of the grants made during the year ended March 31, 1996, the nine month fiscal period ended December 31, 1996 and the year ended December 31, 1997 was approximately $0.02, $0.054 and $3.392, respectively. The fair value of the stock options granted prior to the Company's IPO was estimated on the date of grant using the minimum-value method with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate averaging approximately 6.3%, and an expected life ranging from two to six years. The fair value of the stock options granted after the Company's IPO was estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions: expected dividend yield 0%, volatility 50%, risk-free interest rate averaging approximately 6.0%, and an expected life ranging from two to six years.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                     -------------------------------------------------   ------------------------------
                                   WEIGHTED-AVERAGE
                       NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
  EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
  ----------------   -----------   ----------------   ----------------   -----------   ----------------
  $          0.240        6,794    12.21 years..          $ 0.240            6,794         $0.2400
             0.790      384,091    17.57 years..            0.790          235,668          0.7900
     1.920 - 1.970      994,631    18.45 years..            1.969          359,357          1.9700
             2.880       34,387    14.6 years...            2.880           33,242          2.8800
     3.600 - 4.320       53,190    18.23 years..            3.684            4,175          3.6000
             6.000       21,093    19.46 years..            6.000               --              --
             9.840      170,416    9.65 years...            9.840           40,242          9.8400
    13.00 - 18.750       28,857    9.76 years...           16.379               --              --
   20.500 - 21.625       53,786    9.75 years...           21.260               --              --
            24.750       12,123    9.81 years...           24.750               --              --
                      ---------                                            -------
                      1,759,368    16.82 years..          $ 3.599          679,478         $2.0641
                      =========                                            =======

(10) EMPLOYEE BENEFIT PLAN

     In January 1996, the Company implemented a 401(k) plan that covers all employees who satisfy certain eligibility requirements relating to minimum age, length of service and hours worked. Under the profit sharing portion of the plan, the Company may make an annual contribution for the benefit of eligible employees in an amount determined by the Board of Directors. As of December 31, 1997, the Company had not made any contributions to the plan. Under the 401(k) portion of the plan, eligible employees may make pretax elective contributions of up to 15% of their compensation, subject to maximum limits on contributions prescribed by law. The Company elected, in 1998, to match employee contributions to the plan, not to exceed 4% of each employee's base pay.

(11) INCOME TAXES

     The expected U.S. federal income tax benefit is different than the amount computed by applying the U.S. federal income tax rate of 34% to pretax loss for the year ended March 31, 1996, the nine month fiscal period ended December 31, 1996, and the year ended December 31, 1997 as a result of the following:

                                                                        NINE MONTH
                                                                       FISCAL PERIOD
                                                         YEAR ENDED        ENDED         YEAR ENDED
                                                         MARCH 31,     DECEMBER 31,     DECEMBER 31,
                % OF PRE-TAX NET LOSS                       1996           1996             1997
                ---------------------                    ----------    -------------    ------------
Computed "expected" income tax benefit...............      (34.0%)         (34.0%)         (34.0%)
Permanent tax differences............................         .1              .1              .1
Other................................................        (.2)             --              --
Valuation allowance change...........................       34.2            33.9            33.9
                                                           -----           -----           -----
Effective tax rate...................................          0%              0%              0%
                                                           =====           =====           =====

     The Company has not recorded an income tax benefit for the year ending March 31, 1996, the nine month fiscal period ended December 31, 1996 and the year ended December 31, 1997, due to the recording of a valuation allowance as an offset to net deferred tax assets. A valuation allowance is provided due to uncertainties relating to the realization of deferred tax assets.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

                                                    MARCH 31,      DECEMBER 31,    DECEMBER 31,
                                                       1996            1996            1997
                                                   ------------    ------------    ------------
Writedown of inventories, deductible in
  different years for tax purposes.............    $    203,000    $    158,500    $    185,000
Equipment and leasehold improvements,
  principally due to differences in
  depreciation and amortization................          92,000          99,100          53,000
Accrued liabilities deductible in different
  years for tax purposes.......................         219,000         181,600         128,000
Amortization of stock option expense deductible
  in different years for tax purposes..........         292,600         292,600         208,000
Net operating loss carryforwards...............       9,983,000      12,544,900      13,062,000
                                                   ------------    ------------    ------------
     Total gross deferred tax assets...........      10,789,600      13,276,700      13,636,000
Less valuation allowance.......................     (10,789,600)    (13,276,700)    (13,636,000)
                                                   ------------    ------------    ------------
     Net deferred tax assets...................    $         --    $         --    $         --
                                                   ============    ============    ============

     The valuation allowance for deferred tax assets increased $3,103,40000 for the year ended March 31, 1996, $2,487,100 for the nine month fiscal period ended December 31, 1996 and $359,300 for the year ended December 31, 1997. Approximately $491,000 of the valuation allowance is attributable to stock options, the benefit of which will be credited to additional paid-in capital when realized.

     At December 31, 1997, the Company had U.S. federal tax net operating loss carryforwards available to offset future Federal taxable income, if any, of approximately $35 million that begin to expire in 2005. At December 31, 1997, the Company also has net operating tax loss carryforwards available to offset future United Kingdom taxable income, if any, of approximately $2.5 million that begin to expire in 2006.

     The utilization of the tax net operating loss carryforwards are limited due to ownership changes that have occurred as a result of the sale of common and preferred stock. Consequently, utilization of approximately $19 million of net operating loss carryforwards will be limited to approximately $1,400,000 per year.

(12) COMMITMENTS

(a)  LEASE COMMITMENTS

     The Company is obligated under various capital leases for certain equipment that expire at various dates during the next three years. The Company also has certain noncancelable operating leases that expire over the next four years and require the Company to pay certain executory costs such as maintenance and taxes. Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 1997 are:

                                                                 CAPITAL      OPERATING
                                                                  LEASES        LEASES
                                                                ----------    ----------
Years ending December 31:
  1998......................................................    $1,178,983    $  613,440
  1999......................................................       985,811       665,116
  2000......................................................       452,052       688,550
  2001......................................................            --       614,308
  2002......................................................            --       137,061
                                                                ----------    ----------
     Total minimum lease payments...........................     2,616,846    $2,718,475
                                                                ==========    ==========
Less amount representing interest (at rates averaging
  15%)......................................................       543,375
                                                                ----------
     Present value of net minimum capital lease payments....     2,073,471
Less current installments of obligations under capital
  leases....................................................     1,103,509
                                                                ----------
     Obligations under capital leases, excluding current
      installments..........................................    $  969,962
                                                                ----------

     Rental expense for operating leases totaled $235,003 for the year ended March 31, 1996, $240,917 for the nine month fiscal period ended December 31, 1996 and $543,089 for the year ended December 31, 1997.

(b) INVENTORIES

     The Company is obligated by contract to purchase inventory from a foreign supplier. The obligation is denominated in Singapore dollars and at December 31, 1997, the obligation in U.S. dollars was $867,927. In 1997, the Company recorded a foreign exchange gain of approximately $32,000 as a result of purchases of components denominated in foreign currencies pursuant to this obligation.

(13) MAJOR CUSTOMERS AND SEGMENT INFORMATION

     The Company currently operates in a single segment selling millimeter wave radio systems. Product sales during the nine month fiscal period ended December 31, 1996 and the year ended December 31, 1997 to individual customers and by geographic region accounting for more than 10% of total revenues are shown below:

                                                     NINE MONTH
                                                    FISCAL PERIOD
                                                        ENDED         YEAR ENDED
                                      GEOGRAPHIC    DECEMBER 31,     DECEMBER 31,
             CUSTOMER                   REGION          1996             1997
             --------                 ----------    -------------    ------------
A.................................    Canada             50%              27%
B.................................    U.S.               13                4
C.................................    U.S.               10               --
D.................................    France             --               43

     The Company actively markets its products in numerous geographical locations, including North America, Europe, Asia, and South America. The following customers individually account for more than 10% of accounts receivable as shown below:

                                                  DECEMBER 31,    DECEMBER 31,
                   CUSTOMER                           1996            1997
                   --------                       ------------    ------------
A.............................................         60%              6%
B.............................................         15              --
D.............................................         --              49

     Also see related discussion for SAT in note 7(b).

     Product sales to customers domiciled in the indicated geographic region were as follows (end users of the Company's products may be located in different geographic regions than the Company's customers):

                                                  NINE MONTH
                                                 FISCAL PERIOD
                                                     ENDED         YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,
                                                     1996             1997
                                                 -------------    ------------
Canada.......................................     $1,035,002      $ 9,871,574
Europe.......................................             --       17,403,214
U.S..........................................        656,248        1,908,360
Latin America................................        279,567        5,210,467
Other........................................         79,428        1,706,269
                                                  ----------      -----------
                                                  $2,050,245      $36,099,884
                                                  ==========      ===========

     Manufacturing contract service revenues for all periods presented were to a single customer located in France (see note 7a).

(14) CONTINGENCIES

     The Company is subject to various legal proceedings and claims which have arisen in the ordinary course of its business. These actions when ultimately concluded and determined will not, in the opinion of management, have a material effect on results of operations or the financial condition of the Company.

(15) FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, short-term investment securities, accounts receivable, accounts payable, accrued liabilities, notes payable and notes payable to stockholders. The carrying amount of obligations under notes payable and notes payable to stockholders approximates their fair values based on current rates available to the Company. The remaining financial instruments have a short-term until maturity or settlement in cash and, therefore, the carrying value approximates fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Company's directors and executive officers is incorporated by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement") under the captions "Board of Directors" or "Executive Compensation." Information regarding
Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 11.  EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference from the 1998 Proxy Statement under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the 1998 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference from the 1998 Proxy Statement under the caption "Certain Transactions."

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this report:

     1.  Financial Statements and Financial Statement Schedules.

          Schedule II: Valuation and Qualifying Accounts

          See also Index to Consolidated Financial Statements at Item 8 on page 25 of this report. All other financial statement schedules are omitted because they were not required or the required information is included in the Financial Statements or Notes thereto.

     2. Exhibit Index is included in the Form 10-K filed with Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on March 31, 1998.

                                          INNOVA CORPORATION

                                          By /s/ JOHN M. HEMINGWAY

                                            ------------------------------------
                                            John M. Hemingway
                                            Secretary and Chief Financial
                                             Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby constitutes and appoints Jean-Francois Grenon and John M. Hemingway, and each of them severally, his true and lawful attorneys-in-fact and agents, with full power to act without the other and with full power of substitution and resubstitution, to execute in his name and on his behalf, individually and in each capacity stated below, any and all amendments and supplements to this Report, and any and all other instruments necessary or incidental in connection herewith, and to file the same with the Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                     TITLE                       DATE
                  ---------                                     -----                       ----

          /s/ JEAN-FRANCOIS GRENON               President and Chief Executive         March 31, 1998
---------------------------------------------      Officer (Principal Executive
            Jean-Francois Grenon                   Officer) and Director

            /s/ JOHN M. HEMINGWAY                Chief Financial Officer (Principal    March 31, 1998
---------------------------------------------      Financial and Accounting Officer)
              John M. Hemingway

           /s/ V. FRANK MENDICINO                Chairman of the Board                 March 31, 1998
---------------------------------------------
             V. Frank Mendicino

             /s/ PAUL S. BACHOW                  Director                              March 31, 1998
---------------------------------------------
               Paul S. Bachow

            /s/ FRANCES N. JANIS                 Director                              March 31, 1998
---------------------------------------------
              Frances N. Janis

           /s/ HAROLD O. SHATTUCK                Director                              March 31, 1998
---------------------------------------------
             Harold O. Shattuck

          /s/ BERNARD D. TARR, JR.               Director                              March 31, 1998
---------------------------------------------
            Bernard D. Tarr, Jr.

                               INNOVA CORPORATION

                              REPORT OF MANAGEMENT

To the Stockholders and Directors of
Innova Corporation:

     The accompanying financial statements have been prepared by management in conformity with generally accepted accounting principles. The fairness and integrity of these financial statements, including any judgments, estimates and selection of appropriate generally accepted accounting principles, are the responsibility of management, as is all other information presented in this Annual Report.

     In the opinion of management, the financial statements are fairly stated, and, to that end, the Company maintains a system of internal control which: provides reasonable assurance that transactions are recorded properly for the preparation of financial statements; safeguards assets against loss or unauthorized use; maintains accountability for assets; and requires proper authorization and accounting for all transactions. Management is responsible for the effectiveness of internal control. This is accomplished through established accounting and other control systems, policies and procedures, employee selection and training, appropriate delegation of authority and segregation of responsibilities.

     Our independent auditors provide an objective independent review by their audit of the Company's financial statements, their audit is conducted in accordance with generally accepted auditing standards and includes a review of internal accounting control to the extent deemed necessary for the purposes of their audit.

     The Audit Committee of the Board of Directors is composed entirely of Directors who are not employees of the Company. They meet regularly with the independent auditors and management to review the work of each and to ensure that each is properly discharging its financial reporting and internal control responsibilities. To ensure complete independence, the independent auditors have full and free access to the Audit Committee to discuss the results of their audits, the adequacy of internal accounting controls and the quality of financial reporting.

March 31, 1998.

                                          /s/ JOHN M. HEMINGWAY

                                          --------------------------------------
                                          John M. Hemingway
                                          Secretary and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO. 3:  ARTICLES OF INCORPORATION AND BYLAWS

   3.1    Restated Articles of Registrant(1)
   3.3    Amended and Restated Bylaws of Registrant(1)

EXHIBIT NO. 10:  MATERIAL CONTRACTS

  EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

  10.1    Innova Corporation 1990 Stock Option Plan (Amended and
          Restated July 31, 1992), as amended(1)
  10.2    Director Stock Option Plan(1)
  10.3    Form of Stock Option Agreement(1)

  OTHER MATERIAL CONTRACTS

  10.4    Form of Warrant to Purchase Common Stock(1)
  10.5    Form of Warrant to Purchase Series A Preferred Stock(1)
  10.6    Warrant to Purchase 516,000 shares of the Company's Common
          Stock issued to Greyrock (including Antidilution
          Agreement)(1)
  10.7 Registration Rights Agreement dated as of May 2, 1994, by and among the Registrant, Bachow Investment Partners III,
          L.P., Paul S. Bachow Co-Investment Fund, L.P., and Paul S.
          Bachow, as amended April 26, 1996, April 30, 1997 and June
          13, 1997 (All holders of the Company's Preferred Stock and
          Greyrock were granted the same registration rights as in the Registration Rights Agreement as if deemed parties to such agreement)(1)
  10.8    Business Park Net Lease, dated April 16, 1996, between
          Gateway Corporate Properties, L.L.C., a Delaware limited liability corporation, as lessor, and Innova Corporation, as lessee (amended by Exhibit 10.9)(1)
  10.9    Lease Amendment No. 1, dated January 28, 1997, between
          Gateway North Properties, L.L.C., a Delaware limited liability corporation, as lessor, and Innova Corporation, as lessee(1)
  10.10   Sublease Agreement, dated January 21, 1997, between Yamato
          Transport USA, Inc., a New York corporation, as sublessor, and Innova Corporation, as sublessee(1)
  10.11   Cooperation Agreement, dated October 31, 1996, between SAT
          (Societe Anonyme de Telecommunications) Networks and
          Telecommunications Division and Innova Corporation (amended by Exhibits 10.16 and 10.17)(1)
  10.12   Master Purchase Agreement, dated October 31, 1996, between
          SAT (Societe Anonyme de Telecommunications) Networks and
          Telecommunications Division and Innova Corporation (amended by Exhibit 10.18)(1)
  10.13   OEM Purchase and Limited Licensing Agreement, dated May 30,
          1997, between NERA ASA and Innova Corporation(1)
  10.14   Memorandum of Understanding, dated November 17, 1995 between
          SAT Telecommunications Division and Innova Corporation
          (terminated by Exhibit 10.19)(1)
  10.15   Heads of Agreement, Slovtel OEM Purchase Agreement, dated
          November 29, 1996, between Northern Telecom Limited and
          Innova Corporation (as amended on February 27, 1997, and further amended on April 24, 1997 and by Exhibit 10.20)(1)
  10.16   First Amendment to Cooperation Agreement, dated June 20,
          1997, between SAT (Societe Anonyme de Telecommunications) and Innova Corporation(1)

    10.17  Second Amendment to Cooperation Agreement, dated June 20, 1997, between SAT (Societe Anonyme de
           Telecommunications) and Innova Corporation(1)
    10.18  First Amendment to Master Purchase Agreement, dated June 20, 1997, between SAT (Societe Anonyme de
           Telecommunications) and Innova Corporation(1)
    10.19  Agreement, dated June 20, 1997, between SAT (Societe Anonyme de Telecommunications) and Innova
           Corporation(1)
    10.20  Extension, dated June 30, 1997, of Heads of Agreement, between Northern Telecom Limited and Innova
           Corporation(1)
    10.21  Loan and Security Agreement, dated October 15, 1996, between Greyrock Business Credit, a division of NationsCredit Commercial Corporation and Innova Corporation, as amended by Amendment to Loan
           Documents, dated April 29, 1997)(1)

EXHIBIT NO. 21:  SUBSIDIARIES OF THE REGISTRANT

  21.1    Subsidiaries of Registrant(1)

EXHIBIT NO. 23:  CONSENTS OF EXPERTS AND COUNSEL

  23.1    Consent of KPMG Peat Marwick LLP

EXHIBIT NO. 24:  POWER OF ATTORNEY

  24.1    Powers of Attorney (included on signature pages)

EXHIBIT NO. 27:  FINANCIAL DATA SCHEDULE

  27.1    Financial Data Schedule
  27.2    Restated Financial Data Schedules

---------------
(1) Incorporated by reference to same exhibit number as in the Company's Registration Statement on Form S-1, Registration No. 333-29547.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               INNOVA CORPORATION
                                 AND SUBSIDIARY

          YEAR ENDED DECEMBER 31, 1997, NINE MONTH FISCAL PERIOD ENDED
                DECEMBER 31, 1996 AND YEAR ENDED MARCH 31, 1996

                                     BALANCE AT                   CHARGED TO                 BALANCE AT
                                     BEGINNING      CHARGED TO      OTHER       DEDUCTION      END OF
           DESCRIPTION               OF PERIOD       EXPENSES      ACCOUNTS         $          PERIOD
           -----------              ------------    ----------    ----------    ---------    ----------
Year ended December 31, 1997:
  Valuation accounts deducted from
  assets
  Lower of cost or market reserve
  on inventories..................    $466,179       $ 80,610        --                --     $546,789
                                      ========       ========         ==        =========     ========
  Allowance for doubtful
  receivables.....................    $ 14,892       $189,766        --                --     $204,658
                                      ========       ========         ==        =========     ========

Nine month fiscal period ended
  December 31, 1996:
  Valuation accounts deducted from
  assets
  Lower of cost or market reserve
  on inventories..................    $596,256             --        --         $(130,077)    $466,179
                                      ========       ========         ==        =========     ========
  Allowance for doubtful
  receivables.....................          --       $ 14,892        --                --     $ 14,892
                                      ========       ========         ==        =========     ========

Year ended March 31, 1996:
  Valuation accounts deducted from
  assets
  Lower of cost or market reserve
  on inventories..................    $426,631        169,625        --                --     $596,256
                                      ========       ========         ==        =========     ========
  Allowance for doubtful
  receivables.....................          --             --        --                --           --
                                      ========       ========         ==        =========     ========