Form 10-K/A
period 1997-12-31
INNOVA CORP /WA/
filed 1998-04-30
CIK 1044615

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A

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

                                          /s/ KPMG Peat Marwick LLP
Seattle, Washington
February 3, 1998

                               INNOVA CORPORATION
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1996            1997
                                                                ------------    ------------
                                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $    172,764    $  2,454,763
  Short-term investment securities..........................              --      19,319,495
  Accounts receivable, net of allowance for doubtful
     accounts of $14,892 and $204,658 at December 31, 1996
     and 1997, respectively.................................       1,740,383      11,163,938
  Inventories...............................................       2,533,970      12,048,058
  Other current assets......................................          73,157         250,125
                                                                ------------    ------------
     Total current assets...................................       4,520,274      45,236,379
Equipment and leasehold improvements, at cost, net..........       2,647,361      11,133,961
Other assets................................................         137,230         425,117
                                                                ------------    ------------
                                                                $  7,304,865    $ 56,795,457
                                                                ============    ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Notes payable.............................................    $    506,180    $         --
  Current installments of obligations under capital
     leases.................................................         503,827       1,103,509
  Notes payable to stockholders.............................       1,500,000              --
  Accounts payable..........................................       1,944,073       5,779,991
  Accrued liabilities.......................................         355,282         836,583
                                                                ------------    ------------
     Total current liabilities..............................       4,809,362       7,720,083
                                                                ------------    ------------
Obligations under capital leases, excluding current
  installments..............................................         542,259         969,962
Redeemable preferred stock, no par value. Authorized
  11,874,998 shares at December 31, 1996, and 5,000,000
  shares at December 31, 1997 issued and outstanding
  7,216,751 shares at December 31, 1996 and 0 shares at
  December 31, 1997 (liquidation preference of $40,022,239
  at December 31, 1996 and $0 and December 31, 1997 and
  redemption value of $36,474,201 at December 31, 1996 and
  $0 at December 31, 1997)..................................      39,312,836              --
Stockholders' equity (deficit):
  Common stock, no par value. Authorized 15,625,000 shares
     at December 31, 1996, and 30,000,000 shares at December
     31, 1997; issued and outstanding 941,334 shares at
     December 31,1996 and 13,679,593 shares at December 31,
     1997...................................................       1,376,715      86,621,122
  Additional paid-in capital................................       1,604,997       3,261,674
  Deferred stock compensation expense.......................              --        (396,550)
  Cumulative translation adjustment.........................          33,599          54,088
  Accumulated deficit.......................................     (40,374,903     (41,434,922)
                                                                ------------    ------------
     Total stockholders' equity (deficit)...................     (37,359,592)     48,105,412
                                                                ------------    ------------
Commitments and contingencies...............................    $  7,304,865    $ 56,795,457
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



     Not Applicable.



                                   PART III.



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



     The business of the Company is managed under the direction of a Board of Directors consisting of six directors. The following individuals are currently serving as directors and are the director nominees to be re-elected at the Company's 1998 Annual Meeting of Shareholders on June 16, 1998, to serve until the 1999 Annual Shareholders Meeting or until their earlier retirement, resignation or removal: Jean-Francois Grenon, V. Frank Mendicino, Paul S. Bachow, Frances N. Janis, Harold O. Shattuck and Bernard D. Tarr, Jr.



     JEAN-FRANCOIS GRENON (age 42) joined the Company in February 1996 as its President and Chief Executive Officer, and has served as a Director of the Company since June 1996. From March 1994 to December 1995, Mr. Grenon served as President of Microwave Radio Corporation, Digital Radio Group, a division of California Microwave Radio that he helped found, which develops and manufactures digital millimeter wave radios. From April 1990 to March 1994, Mr. Grenon served as Vice President and General Manager of Microwave Radio Corporation, a developer of microwave radio transmission equipment. Mr. Grenon holds an MBA from Harvard Business School and a BSEE from Ecole Polytechnique, Universite de Montreal.



     V. FRANK MENDICINO (age 58) has served as a Director of the Company since July 1989 and as its Chairman since February 1992. Since 1983, Mr. Mendicino has served as a General Partner of Woodside Fund, Woodside Fund II and Woodside Fund III, each of which is a private investment fund. He has also served as a director of over 15 private companies.



     PAUL S. BACHOW (age 47) has served as a Director of the Company since January 1993. He has been President of Bachow & Associates, Inc. ("Bachow & Associates"), since its formation in December 1989. Mr. Bachow also acts as President of the General Partner of each of Paul S. Bachow Co-Investment Fund, L.P., and Bachow Investment Partners III, L.P. Mr. Bachow serves as a director of Deb Shops, Inc., a publicly traded company in the women's clothing business, Anadigics, Inc., a publicly traded manufacturer of gallium arsenide chips for use in a broad array of communications devices, Crusader Holding Corporation, a publicly traded savings and loan, and several private companies. He has a B.A. from American University, a J.D. from Rutgers University and a Masters Degree in tax law from New York University, and is a C.P.A.



     FRANCES N. JANIS (age 39) has served as a Director of the Company since April 1996. Since February 1994, Ms. Janis has been the Executive Vice President of Pomona Partners Inc., which is the General Partner of Pomona Capital II, L.P., where she is responsible for making direct investments in private companies and purchasing limited partnership interests in Venture Capital/Leveraged Buyout funds. From 1983 to 1994 she served as General Partner in Hambro International Venture Fund II, a private investment firm, where Ms. Janis' responsibilities included investing in early-stage private companies.



     HAROLD O. SHATTUCK (age 61) has served as a Director of the Company since February 1992. Since May 1991, he has been President of MC Tecinvest Inc., a consulting company specializing in operations, executive consulting and financial advising to early- and growth-stage companies in the computer, software and communications industries. In that capacity, he has advised such clients as Xerox Venture Capital and MC Partners I and II, offshore funds investing in U.S. venture capital funds.



     BERNARD D. TARR, JR. (age 38) has served as a Director of the Company since February 1995. Since April 1997, Mr. Tarr has served as a Managing Director of Arete Ventures, Inc. and as a Managing Director of Arete Ventures, LLC. From September 1990 to April 1997 he served as a Vice President of Arete Ventures, Inc. Arete Ventures, Inc. is the Managing Partner of UVCC Fund II and UVCC II Parallel Fund, L.P. Arete Ventures, LLC is the Managing Member of the Utility Competitive Advantage Fund, LLC, which invests in private telecommunications, information technology and customer service companies.

     Biographical information of the executive officers of the registrants required by this Item is set forth as Item 4A in Part I of this report under the caption "Executive Officers of the Registrant."



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.



     Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under
Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 1997, all filing requirements applicable to its officers and directors, and all of the persons known to the Company to own more than ten percent of its Common Stock were complied with by such persons, except for the following: (i) Mr. Randy J. Karr, an executive officer of the Company on the effectiveness of the Company's initial public offering in August 1997, filed his Form 3 on March 1998; (ii) Mr. Jean-Francois Grenon filed a Form 4 on March 1998 to report Mr. Grenon's exercise of stock options for 300 shares of the Company's Common Stock and his gifting of such shares in September 1997;
(iii) Mr. V. Frank Mendicino filed a Form 5 on March 1998 to reflect the purchase of 1,000 shares of Common Stock in August 1997 by a general partnership in which Mr. Mendicino is a general partner.



ITEM 11.  EXECUTIVE COMPENSATION



EXECUTIVE OFFICER COMPENSATION



     Compensation Summary. The following table sets forth information regarding compensation earned during the Company's fiscal year ended December 31, 1997, the twelve-month period ended December 31, 1996, and the fiscal year ended March 31, 1996, by the Chief Executive Officer and the other executive officers whose total annual salary and bonus for the fiscal year ended December 31, 1997, exceeded $100,000 (the "named executive officers").



                           SUMMARY COMPENSATION TABLE



                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                   ----------------
                                                           ANNUAL COMPENSATION        SECURITIES
                                              FISCAL      ---------------------       UNDERLYING
        NAME AND PRINCIPAL POSITION            YEAR       SALARY($)    BONUS($)    STOCK OPTIONS(#)
        ---------------------------           ------      ---------    --------    ----------------
Jean-Francois Grenon........................   1997       $154,698                     305,875(1)
  President, Chief Executive Officer           1996(2)     131,539     $ 10,000        611,750(3)
  and Director                                 1996(4)      26,154                     611,750
Colin J.R. Pallemaerts......................   1997        126,782      110,984         46,099(5)
  Executive Vice President - Sales             1996(2)     137,198                      67,198(3)
  and Marketing                                1996(4)     127,500                      38,022
Barbara J. Williams.........................   1997        118,981                      45,147(6)
  Chief Operating Officer                      1996(2)     119,246                      90,294(3)
                                               1996(4)      90,209                      30,687
John M. Hemingway...........................   1997        119,711                      43,659(7)
  Secretary and Chief Financial Officer        1996(2)     117,692                      62,318(3)
                                               1996(4)     115,058                      13,050
Randy J. Karr...............................   1997        103,576                      44,851(8)
  Vice President - Manufacturing               1996(2)      88,561       20,000         89,702(3)
                                               1996(4)      27,228                      10,146

---------------

(1) Represents options to purchase 305,875 shares of the Company's Common Stock granted in 1997 to replace and amend options granted in 1996 that were subject to performance vesting criteria. The reissued options vest over time instead. See footnote 3.



(2) Subsequent to March 31, 1996, the Company changed its fiscal year end to December 31. The amount shown is for the 12-month period ended December 31, 1996. The amount reflects an overlap of three months compensation (January, February, and March) for 1996 for the listed executive officers. Overlap compensation detail for January through March 1996 is as follows: Mr.
    Grenon: $26,154 in salary and 611,750 stock options; Mr. Pallemaerts:
    $27,952 salary; Ms. Williams: $27,861 salary; Mr. Hemingway: $26,308 salary; Mr. Karr: $23,768.



(3) One half of the options were subject to performance vesting criteria when granted, but were cancelled and regranted in 1997 to provide for vesting over time.



(4) The amount shown is for the fiscal year ended March 31, 1996. See also footnote 2, above.



(5) Includes options to purchase 33,599 shares of the Company's Common Stock granted in 1997 to replace and amend options granted in 1996 that were subject to performance vesting criteria. The reissued options vest over time instead. See footnote Number 3.



(6) Represents options to purchase 45,147 shares of the Company's Common Stock granted in 1997 to replace and amend options granted in 1996 that were subject to performance vesting criteria. The reissued options vest over time instead. See footnote 3.



(7) Represents options to purchase 31,159 shares of the Company's Common Stock granted in 1997 to replace and amend options granted in 1996 that were subject to performance vesting criteria. The reissued options vest over time instead. See footnote 3.



(8) Represents options to purchase 44,851 shares of the Company's Common Stock granted in 1997 to replace and amend options granted in 1996 that were subject to performance vesting criteria. The reissued options vest over time instead. See footnote 3.



     Option Grants. The following table shows information concerning stock options granted to executive officers during the Company's fiscal year ended December 31, 1997.



                       OPTION GRANTS IN FISCAL YEAR 1997



                                                                   INDIVIDUAL GRANTS
                                ---------------------------------------------------------------------------------------
                                                                                            POTENTIAL REALIZABLE VALUE
                                NUMBER OF       PERCENT OF                                    AT ASSUMED ANNUAL RATES
                                SECURITIES    TOTAL OPTIONS                                 OF STOCK PRICE APPRECIATION
                                UNDERLYING      GRANTED TO       EXERCISE                       FOR OPTION TERM(2)
                                 OPTIONS        EMPLOYEES        PRICE(1)      EXPIRATION   ---------------------------
                                GRANTED(#)    IN FISCAL YEAR   ($ PER SHARE)      DATE           5%            10%
                                ----------    --------------   -------------   ----------   ------------   ------------
Jean-Francois Grenon..........   305,875(3)        33.3%           $1.97       02/20/2016    $2,730,937     $7,417,248
Colin J.R. Pallemaerts........    33,599(3)         3.7             1.97       12/17/2016       314,964        886,537
                                  12,500(4)         1.4             9.84       06/17/2007        11,791         91,632
Barbara J. Williams...........    45,147(3)         4.9             1.97       12/17/2016       423,217      1,191,240
John M. Hemingway.............    31,159(3)         3.4             1.97       12/17/2016       292,091        822,156
                                  12,500(4)         1.4             9.84       06/17/2007        11,791         91,632
Randy J. Karr.................    44,851(3)         4.9             1.97       12/17/2016       420,442      1,183,430


---------------

(1) The exercise price of each option was determined by the Board of Directors to be not less than the estimated fair value of the Common Stock on the date of Grant.



(2) Based upon the market price on the date of grant and assumed appreciation over the term of the options at the respective annual rates of stock appreciation shown. These amounts are not intended to forecast possible future appreciation, if any, in the market price of the Company's Common Stock.



(3) Represents options granted in 1997 to replace and amend options granted in 1996 that were subject to performance vesting criteria. The reissued options vest as to 25% of the shares on the first anniversary of the date of grant of the cancelled options, with the remaining shares vesting ratably over the next 36 months. See footnote 3 to Summary Compensation Table.



(4) The options vest as to 25% of the shares on the first anniversary of the date of grant, with the remaining shares vesting ratably over the next 36 months.



     Option Exercises. The following table shows information concerning stock options exercised by the named executive officers during the Company's fiscal year ended December 31, 1997, including the aggregate value of any gains realized on such exercise. The table also shows information regarding the number and value of unexercised in-the-money options held by the named executive officers at the end of that fiscal year.



   AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1997 AND FISCAL YEAR-END OPTION
                                     VALUES



                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                OPTIONS AT FISCAL           IN-THE-MONEY OPTIONS
                              SHARES                               YEAR-END(#)            AT FISCAL YEAR-END(2)($)
                            ACQUIRED ON       VALUE        ---------------------------   ---------------------------
           NAME             EXERCISE(#)   REALIZED(1)($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
           ----             -----------   --------------   -----------   -------------   -----------   -------------
Jean-Francois Grenon......      300           $7,284         280,084        331,366      $3,369,411     $3,986,333
Colin J.R. Pallemaerts....       --               --          70,026         66,369         893,995        702,304
Barbara J. Williams.......       --               --          40,018         85,129         504,221      1,042,424
John M. Hemingway.........       --               --          52,077         60,538         661,588        629,897
Randy J. Karr.............       --               --          25,764         74,354         316,086        900,624


---------------

(1) Represents the aggregate fair market value on the respective dates of exercise of the shares of Common Stock received on exercise of the options, less the aggregate exercise price of the options.



(2) Represents the aggregate fair market value on December 31, 1997, of the shares of Common Stock subject to outstanding options, less the aggregate exercise price of the options.



COMPENSATION OF DIRECTORS



     The Board of Directors granted Mr. Shattuck, as compensation for his service as a director during 1996, (i) $1,000 in cash for each regularly scheduled Board meeting attended and (ii) options to purchase 1,420 shares of Common Stock, with an exercise price of $1.968 per share and, as compensation for his service as a director during 1997, $1,000 in cash for each regularly scheduled Board meeting attended, and options to purchase 1,736 shares of Common Stock, with an exercise price of $2.88 per share of Common Stock.



     Nonemployee directors participate in the Innova Corporation Director Stock Option Plan (the "Director Plan") and are reimbursed for out-of-pocket expenses incurred attending Board and Committee meetings. The Director Plan was adopted in June 1997. In connection with the adoption of the Director Plan, each non-employee director received options to purchase 10,000 shares of Common Stock (other than Mr. Shattuck, whose option was reduced to reflect the grant of an option to purchase Common Stock for service in 1997) resulting in the grant of options covering an aggregate of 48,263 shares of Common Stock. These options vested on the date of grant and had an exercise price of $9.84 per share, which was determined by the Board of Directors to be not less than the fair market value of the Common Stock on the date of grant. The Director Plan provides for additional grants to non-employee directors of options to purchase 4,000 shares of Common Stock commencing on January 1, 1998 and thereafter at each annual shareholder's meeting, commencing in 1999. Under the Director Plan, the exercise price of options granted in the future under the Director Plan is to be determined by a formula based on the trading price of the Common Stock for the 20 trading days preceding the grant. One quarter of the options granted in the future vest after one year, with the remainder vesting in 36 equal monthly increments. Unvested options under the Director Plan expire upon termination of service other than by death, or disability, to the extent not exercised. Future options are to be granted automatically without further action from the Board of Directors, except to the extent necessary to determine the fair market value of the Common Stock on the date of grant.

COMMITTEES OF THE BOARD



     The Board of Directors has a standing Audit Committee and Compensation Committee. The Audit Committee, currently composed of Messrs. Tarr and Shattuck, and Ms. Janis, reviews the Company's internal accounting procedures and consults with and reviews the services provided by the Company's independent accountants. The Compensation Committee, currently composed of Messrs. Bachow, Mendicino and Shattuck, reviews and makes recommendations to the full Board of Directors with respect to the compensation and benefits to be provided to the Company's officers and directors and general policy matters relating to employee compensation and benefits.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



OWNERSHIP INFORMATION



     The following table sets forth, as of March 31, 1998, certain information regarding beneficial ownership of the Company's Common Stock (a) by each person known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (b) by each director and nominee for director, (c) by the Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus, for the fiscal year ended December 31, 1997, exceeded $100,000, and (d) by all of the Company's executive officers and directors as a group. Unless otherwise noted, the named beneficial owner has sole voting and investment power.



                                                 NUMBER OF SHARES OF      PERCENT OF
                                                    COMMON STOCK         COMMON STOCK
               NAME AND ADDRESS                 BENEFICIALLY OWNED(1)   OUTSTANDING(1)
               ----------------                 ---------------------   --------------
Paul S. Bachow(2).............................        4,155,450              28.1%
  c/o Bachow & Associates
  3 Bala Plaza, Suite 502
  Bala Cynwyd, PA 19004
V. Frank Mendicino(3).........................        2,318,650              15.9
  c/o Woodside Funds
  4133 Mohr Avenue, Suite H
  Pleasanton, CA 94566
Frances N. Janis(4)...........................        1,333,894               9.6
  c/o Pomona Capital II, L.P.
  780 Third Avenue, 28th Floor
  New York, NY 10017-7076
The Bessemer Group, Incorporated(5)...........          758,405               5.5
  100 Woodbridge Center Drive
  Woodbridge, NJ 07095-0980
Bernard D. Tarr, Jr.(6).......................          584,292               4.2
  c/o Arete Ventures, Inc.
  6110 Executive Blvd., Suite 1040
  Rockville, MD 20852
Jean-Francois Grenon(7)(8)....................          344,108               2.4
Harold O. Shattuck(7)(9)......................           20,003                 *
Colin J.R. Pallemaerts(7)(10).................           78,580                 *
John M. Hemingway(7)(11)......................           58,569                 *
Barbara J. Williams(7)(12)....................           54,737                 *
Randy J. Karr(7)(13)..........................           54,312                 *
All Directors and Executive Officers as a
  Group (10 persons)(14)......................        9,002,595              55.1


---------------

  *  Less than 1%.



 (1) Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of March 31, 1998 are deemed outstanding for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.



 (2) Includes 2,615,090 shares held by Bachow Investment Partners III, L.P. ("Bachow Investment Partners"), and 277,457 shares held by Paul S. Bachow Co.-Investment Fund, L.P. ("Bachow Co-Investment Fund"), both limited partnerships. Mr. Bachow is the President of the General Partner of the General Partner of each of Bachow Investment Partners and Bachow Co-Investment Fund. Also includes 89,013 shares issuable upon exercise of warrants to purchase Common Stock held by Mr. Bachow, 786,887 shares issuable upon exercise of warrants to purchase Common Shares held by Bachow Investment Partners, and 73,052 shares issuable upon exercise of warrants to purchase Common Shares held by Bachow Co-Investment Fund. Also includes options held by Mr. Bachow under the Director Plan to purchase 10,000 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 4,000 shares of Common Stock exercisable more than 60 days after March 31, 1998.



 (3) Represents 9,000 shares held by V. Frank Mendicino Defined Benefit Pension Plan (the "Mendicino Benefit Plan"), 243,212 shares held by Woodside Fund, 130,912 shares held by Woodside Fund II, 1,185,413 shares held by Woodside Fund III (Woodside Fund, Woodside Fund II and Woodside Fund III are collectively referred to as "Woodside Funds") and 1,000 shares held by Campus Mall, G.P. ("Campus Mall"). Also represents 294,006 shares issuable upon exercise of warrants to purchase shares of Common Stock held by Woodside Fund, 149,509 shares issuable upon exercise of warrants to purchase shares of Common Stock held by Woodside Fund II, and 293,198 shares issuable upon exercise of warrants to purchase shares of Common Stock held by Woodside Fund III. Mr. Mendicino is a General Partner of Woodside Funds and has shared investment power and shared voting power over such shares with the two other General Partners, Vincent M. Occhipinti and Robert E. Larson. Mr. Mendicino is a General Partner of Campus Mall and has shared investment power and shared voting power over such shares with the Kent Boswell, Michael Mendicino, Flory Mendicino and John Mendicino. Also includes options held by Mr. Mendicino under the Director Plan to purchase 10,000 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 4,000 shares of Common Stock exercisable more than 60 days after March 31, 1998.



 (4) Represents 953,065 shares held by Pomona Capital II, L.P. ("Pomona Capital") and 369,029 shares held by Baupost Limited Partnership 1983 C-1 ("Baupost"), both limited partnerships. Ms. Janis is Executive Vice President of Pomona Partners, Inc., the General Partner of Pomona Capital, and Executive Vice President of Pomona Management Co., Inc., attorney-in-fact of Baupost. Ms. Janis has shared investment power and shared voting power over such shares with each of (i) Michael D. Granoff, President of Pomona Partners, Inc., and Pomona Management Co., Inc., and
     (ii) Stephen Futrell, Treasurer of Pomona Partners, Inc., and Pomona Management Co., Inc. Also includes options held by Ms. Janis under the Director Plan to purchase 10,000 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 4,000 shares of Common Stock exercisable more than 60 days after March 31, 1998.



 (5) Represents 317,705 shares held by Bessemer Trust Company ("BTC"), 346,830 shares held by Bessemer Trust Company, National Association ("BTNA"), and 93,870 shares held by Bessemer Trust Company of Florida ("BTF"; and collectively with BTC and BTNA, the "Bessemer Group"). The Bessemer Group, Incorporated ("BGI") is the parent holding company of the Bessemer Group. BTC has shared voting power over 8,680 shares and shared investment power over 309,025 shares of the shares it holds. BTNA has shared voting power over 76,400 shares and shared investment power over 76,400 of the shares it holds. BTF has shared voting power over 7,300 shares and shared investment power over 7,300 shares of the shares it holds. BGI has shared voting power and shared investment power over all 758,405 shares.



 (6) Represents 196,322 shares held by UVCC Fund II and 196,322 shares held by UVCC II Parallel Fund, L.P. (UVCC Fund II and UVCC II Parallel Fund, L.P. are collectively referred to as "UVCC"). Also includes 90,824 shares issuable upon exercise of warrants to purchase shares of Common Stock held by UVCC Fund II, and 90,824 shares issuable upon exercise of warrants to purchase shares of Common Stock held by UVCC II Parallel Fund, L.P. Mr. Tarr is Managing Director of Arete Ventures, the General Partner of the UVCC funds. Also includes options held by Mr. Tarr under the Director Plan to purchase 10,000 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 4,000 shares of Common Stock exercisable more than 60 days after March 31, 1998.



 (7) The address for each of these shareholders is that of the Company.



 (8) Represents options to purchase 344,108 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 267,642 shares of Common Stock exercisable more than 60 days after March 31, 1998.



 (9) Includes 1,048 shares issuable upon exercise of warrants to purchase shares of Common Stock held by Mr. Shattuck. Includes options held by Mr. Shattuck under the Director Plan to purchase 8,263 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 4,000 shares of Common Stock exercisable more than 60 days after March 31, 1998.



(10) Represents options to purchase 78,580 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 57,815 shares of Common Stock exercisable more than 60 days after March 31, 1998.



(11) Represents options to purchase 58,569 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 54,046 shares of Common Stock exercisable more than 60 days after March 31, 1998.



(12) Includes options to purchase 53,055 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 72,092 shares of Common Stock exercisable more than 60 days after March 31, 1998.



(13) Includes options to purchase 36,193 shares of Common Stock exercisable within 60 days of March 31, 1998. Excludes options to purchase 63,925 shares of Common Stock exercisable more than 60 days after March 31, 1998.



(14) Includes options to purchase an aggregate of 618,768 shares of Common Stock, and an aggregate of 1,868,361 shares of Common Stock issuable upon exercise of warrants to purchase shares of Common Stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



CERTAIN TRANSACTIONS



     The Company has adopted a policy prohibiting transactions with its directors, officers or controlling shareholders or their affiliates other than those that result from competitive bidding or that a majority of the Company's disinterested directors conclude are expected to benefit the Company and are on terms no less favorable to the Company than could be obtained in arm's-length transactions with unaffiliated third parties.



FINANCING TRANSACTIONS



     November 1996 Through March 1997 Bridge Financing. In November 1996 and December 1996, Bachow Investment Partners, Baupost and Pomona Capital, Brian Flynn, UVCC, Woodside Fund III and 11 other unaffiliated persons lent the Company an aggregate of $1,500,000, and received notes in exchange (the "1996 Series D Notes"). In this transaction, Bachow Investment Partners, Baupost and Pomona Capital, Brian Flynn (a former acting CEO), UVCC and Woodside Fund III lent the Company $572,513, $326,535, $6,507, $71,114 and $282,450, respectively.
The 1996 Series D Notes bore interest at 12% per year and were payable on demand 90 days after issuance. The 1996 Series D Notes were convertible into Series D Preferred Stock at the option of the holder 90 days from the date of issuance if not repaid by the Company prior to 91 days from the date of issuance, at a conversion price of $3.228 per share. In a second related bridge financing in January through March 1997, Bachow Investment Partners and Paul S. Bachow ("Bachow") advanced $1,541,395, Baupost and Pomona Capital advanced $371,303, UVCC advanced $172,902, Woodside Fund III advanced $686,739, and 15 other unaffiliated persons advanced $227,661, or an aggregate of $3,000,000, for additional notes (the "Series E Notes'). The Series E Notes bore interest at 12% per year and were payable on demand 90 days after issuance. The Series E Notes were convertible into Series E Preferred Stock at the option of the holder 90 days from the date of issuance if not repaid by the Company prior to 91 days from the date of issuance, at a conversion price $5.19384 per share. The 1996 Series D Notes were retired with $1,500,000 of the amount received in connection with the issuance of the Series E Notes. Series E Notes with an aggregate principal amount of $3,000,000 were converted into Series E Preferred Stock are a conversion price of $5.19384 per share in connection with the Series E financing described below.



     Series E Financing. In March 1997 Bachow Investment Partners and Bachow, UVCC, Woodside Fund III and Pomona Capital and Baupost converted all of their Series E Notes into shares of Series E Preferred Stock with an aggregate purchase price of $2,336,581, $287,314, $1,141,171 and $618,838, respectively, at a price of $5.19384 per share. In this transaction, the Company issued Series E Preferred Stock with an aggregate purchase price of $4,999,999.



     Each of the 962,669 shares of Series E Preferred Stock was automatically converted into one share of Common Stock upon consummation of the initial public offering of the Company's Common Stock and all contractual covenants by the Company in favor of the holders of Series E Preferred Stock was automatically terminated, other than certain registration rights.



     1997 Bridge Loans. In May 1997, Bachow & Associates and Woodside Fund III each advanced the Company $250,000 at an interest rate of 12% per annum in anticipation of the Series F Financing described below. These amounts were repaid in full at the closing of the Series F Financing.



     Series F Financing. In June 1997, the Company sold Series F Preferred Stock with an aggregate purchase price of $3,500,000 at a price per share of $6.96 to
V. Frank Mendicino and the Mendicino Benefit Plan and 10 other unaffiliated investors. Mr. Mendicino and the Mendicino Benefit Plan purchased $87,355 of Series F Preferred Stock at a price per share of $6.96.



     Each of the 502,867 shares of Series F Preferred Stock was automatically converted into one share of Common Stock upon consummation of the initial public offering of the Company's Common Stock, and all contractual covenants by the Company in favor of the holders of Series F Preferred Stock was automatically terminated, other than certain registration rights.


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

     2. Exhibit Index is included in the Form 10-K filed with Securities and Exchange Commission.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Innova Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on April 27, 1998.



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

EXHIBIT NO. 21:  SUBSIDIARIES OF THE REGISTRANT

  21.1    Subsidiaries of Registrant(1)

EXHIBIT NO. 23:  CONSENTS OF EXPERTS AND COUNSEL


  23.1    Consent of KPMG Peat Marwick LLP(2)


EXHIBIT NO. 24:  POWER OF ATTORNEY


  24.1    Powers of Attorney(2)


EXHIBIT NO. 27:  FINANCIAL DATA SCHEDULE


  27.1    Financial Data Schedule(2)
  27.2    Restated Financial Data Schedules(2)


---------------
(1) Incorporated by reference to same exhibit number as in the Company's Registration Statement on Form S-1, Registration No. 333-29547.


(2) Incorporated by reference to same exhibit number as in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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