Form 10-Q
period 1998-03-31
INNOVA CORP /WA/
filed 1998-05-15
CIK 1044615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1998


                                       OR


{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ].


            Common stock, no par value: 13,842,613 shares outstanding
                              as of March 31, 1998

                               INNOVA CORPORATION

                                    FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31 , 1998


                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----
PART I:     Financial Information                                                     3

Item 1      Financial Statements                                                      3

            Consolidated Balance Sheets
            -     March 31, 1998 and December 31, 1997                                3

            Consolidated Statements of Operations
            -     Three Months Ended March 31, 1998 and 1997                          4

            Consolidated Statements of Cash Flows
            -     Three Months Ended March 31, 1998 and 1997                          5

            Notes to Consolidated Financial Statements                                6

Item 2      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                 9

PART II:    Other Information                                                        15

Item 6      Exhibits                                                                 16

PART I

ITEM 1.  FINANCIAL STATEMENTS

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                   March 31, 1998     December 31, 1997
                                                                                   --------------     -----------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                           $  1,613           $  2,455
    Short-term investment securities                                                      15,595             19,319
    Accounts receivable - net of allowance                                                13,724             11,164
    Inventories                                                                           15,830             12,048
    Other current assets                                                                     406                250
                                                                                        --------           --------
             Total current assets                                                         47,168             45,236

Equipment and leasehold improvements, net                                                 13,338             11,134
Other assets                                                                                 405                425
                                                                                        --------           --------

                                                                                        $ 60,911           $ 56,795
                                                                                        ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current installments of obligations under capital leases                            $    953           $  1,103
    Accounts payable                                                                       7,929              5,780
    Accrued liabilities                                                                    1,192                837
                                                                                        --------           --------
             Total current liabilities                                                    10,074              7,720

Obligations under capital leases, excluding current installments                             683                970


Stockholders' equity
    Common stock, no par value. Authorized 30,000,000 shares at March 31, 1998 and December 31, 1997; issued and outstanding 13,842,613 shares
        at March 31, 1998 and 13,679,593 shares at December 31, 1997                      86,774             86,621

    Additional paid-in capital                                                             3,262              3,262
    Deferred stock compensation expense                                                     (306)              (397)
    Accumulated other comprehensive income                                                    54                 54
    Accumulated deficit                                                                  (39,630)           (41,435)
                                                                                        --------           --------

    Total stockholders' equity                                                            50,154             48,105
                                                                                        --------           --------

                                                                                        $ 60,911           $ 56,795
                                                                                        ========           ========


                             See Accompanying Notes
                      to Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        -----------------------------
                                                                           1998               1997
                                                                        ----------         ----------
Net product sales                                                       $   14,749         $    4,910
Cost of products sold                                                        9,789              4,081
                                                                        ----------         ----------
      Gross profit                                                           4,963                829
                                                                        ----------         ----------
Operating expenses:
   Selling, general and administrative                                       2,105              1,638
   Research and development                                                  1,403              1,111
                                                                        ----------         ----------
                                      Total operating expenses               3,508              2,749
                                                                        ----------         ----------
                                 Income (loss) from operations               1,455             (1,920)
                                                                        ----------         ----------
Other income (expense):
   Interest income                                                             258                 --
   Interest expense                                                            (51)              (199)
   Other income                                                                  2                 --
                                                                        ----------         ----------
                                  Total other income (expense)                 209               (199)
                                                                        ----------         ----------
Net income (loss) before cumulative effect of
  change in accounting principle                                             1,664             (2,119)
Cumulative effect of change in accounting principle                            140                 --
                                                                        ==========         ==========
                                             NET INCOME (LOSS)          $    1,804         ($   2,119)
                                                                        ==========         ==========
Basic net income (loss) per share before cumulative
  effect of change in accounting principle                              $     0.12         ($    2.25)
Cumulative basic per share effect of
  change in accounting principle                                        $     0.01                 --
                                                                        ----------         ----------
                                                                        $     0.13         ($    2.25)
                                                                        ==========         ==========
Shares used in computing basic net income (loss) per share                  13,762                942
                                                                        ==========         ==========
Diluted net income (loss) per share before cumulative
  effect of change in accounting principle                              $     0.10         ($    2.25)
Cumulative diluted per share effect of
  change in accounting principle                                        $     0.01                 --
                                                                        ----------         ----------
Diluted net income (loss) per share                                     $     0.11         ($    2.25)
                                                                        ==========         ==========

Shares used in computing dilutednet income (loss) per share                 17,132                942
                                                                        ==========         ==========


                             See Accompanying Notes
                      to Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ----------------------------
                                                                                        1998              1997
                                                                                     ----------        ----------
Cash flows from operating activities:
    Net income (loss)                                                                $    1,804        ($   2,119)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

      Depreciation and amortization                                                         598               202
      Amortization of deferred stock compensation                                            91               617
      Changes in certain assets and liabilities:
         Accounts receivable                                                             (2,560)           (1,903)
         Inventories                                                                     (3,782)           (3,299)
         Other current assets                                                              (154)               34
         Accounts payable and accrued liabilities                                         2,504             2,604
                                                                                     ----------        ----------
             Net cash used in operating activities                                       (1,499)           (3,864)
                                                                                     ----------        ----------

Cash flows from investing activities:
    Sale of short-term investment securities                                              3,724                --
    Purchase of equipment and leasehold improvements                                     (2,787)             (221)
    (Increase) decrease in other assets                                                       4               (79)
                                                                                     ----------        ----------

             Net cash provided by (used) in investing activities                            941              (300)
                                                                                     ----------        ----------

Cash flows from financing activities:
    Repayments of obligations under capital leases                                         (437)             (199)
    Net proceeds of notes payable                                                            --               765
    Net proceeds from issuance of convertible notes payable                                  --                --
    Proceeds from sale of redeemable preferred stock                                         --               486
    Proceeds from exercise of common stock options                                          153                 2
                                                                                     ----------        ----------
             Net cash provided by (used in) financing activities                           (284)            4,054
                                                                                     ----------        ----------

Effect of translation and exchange rate changes on cash
flows:                                                                                       --                 4
                                                                                     ----------        ----------

Net decrease in cash and cash equivalents                                                  (842)             (106)
Cash and cash equivalents at beginning of period                                          2,455               173
                                                                                     ----------        ----------

Cash and cash equivalents at end of period                                           $    1,613        $       67
                                                                                     ==========        ==========

Supplemental disclosure of cash flow information - cash paid
    during the period for interest                                                   $       51        $      171
                                                                                     ==========        ==========

Supplemental schedule of non-cash financing activities:
    Notes payable to stockholders converted into redeemable preferred stock                  --        $    1,500
    Capital lease obligation incurred to acquire equipment                                   --             1,221


                             See Accompanying Notes
                      to Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (In thousands except per share amounts)


1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The accompanying consolidated financial statements include the accounts of Innova Corporation and subsidiary (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements are unaudited, condensed and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company, for the periods presented, have been made. All such adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

2.  ACCOUNTING CHANGE

    During the first quarter of 1998, the Company implemented a new enterprise reporting software package, the "Oracle ERP Implementation" which permits the capturing of detailed manufacturing costs. As a result of being able to capture detailed manufacturing costs, the Company changed its method of accounting for certain elements of cost included in its inventories. Effective January 1, 1998, the Company includes certain additional purchasing administrative costs as elements of overhead cost included in its inventories and allocates cost overhead pools to inventory based on cost of materials and direct labor hours. Previously certain purchasing administrative costs were expensed as incurred and overhead was allocated to inventory solely based on direct labor hours. The Company believes that the change in accounting for its inventories is preferable in the circumstances because it provides a better matching of the costs incurred to manufacture the inventories with their related revenues.

    The change in accounting is reported as the cumulative effect of a change in accounting principle in the consolidated statement of operations. The cumulative effect of the change in accounting principle as of January 1, 1998 was to increase net income for the three months ended March 31, 1998 by approximately $140 or $0.01 per basic and diluted share. Had the new method of accounting for certain elements of cost included in inventories been in effect for the year ended December 31, 1997 net loss and net loss per basic and diluted share would have been ($920) and ($0.16) respectively. The effect of this change in accounting principle for the nine month fiscal period ended December 31, 1996 and for the three months ended March 31, 1997 was immaterial. Net income before the change in accounting principle increased by $164 ($0.01) per basic and diluted share for the three months ended March 31, 1998 as a result of the change in accounting.

3.  NET INCOME (LOSS) PER SHARE

    The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, Earnings Per Share (Statement 128). Statement 128 requires the presentation of basic earnings per share, and for companies with complex capital structures, diluted earnings per share. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income

    (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

    The Company has presented historical basic and diluted net income(loss) per share in accordance with SFAS No. 128. The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income (loss) per share.

                                            Net Income          Weighted         Net Income
                                             (Loss)         Average Shares      (Loss) Per
                                           (Numerator)       (Denominator)         Share
                                           -----------      --------------      ------------

Three months ended March 31, 1998:
Basic earnings per share                    $  1,804             13,762          $    .13
Effect of dilutive
stock options and warrants                                        3,370

Diluted earnings per share                  $  1,804             17,132          $    .11

Three months ended
March 31, 1997:
Basic and diluted loss
per share                                   ($ 2,119)               942          ($  2.25)

    For the three months ended March 31, 1998, options to purchase 118,000 shares of common stock at an average price of $16.67 were outstanding during the period but are not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares. Excluded from the computation of diluted loss per share for the three months ended March 31, 1997 are all shares of Redeemable preferred stock, options to acquire 1,539,460 shares of Common Stock with a weighted-average exercise price of $1.62 and warrants to acquire 2,949,137 shares of Common Stock with a weighted average exercise price of $0.38 because the representative share increments would be anti-dilutive.

4.  INVENTORIES

    Inventories consist of the following:

                         March. 31, 1998      December 31, 1997
                         ---------------      -----------------

Raw Materials                 $12,902              $10,383
Work - in - progress            2,378                1,612
Finished goods                    550                   53
                              -------              -------
                              $15,830              $12,048
                              =======              =======

5.  COMPREHENSIVE INCOME

    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending December 31, 1998. Implementing the provisions of Statement 130 on January 1, 1998 did not have a significant impact on the Company's existing disclosures for the quarter ended March 31, 1998 as there was no difference between the Company's net income and comprehensive income. The Company's total comprehensive loss for the three months ended March 31, 1997 was ($2,115) and differed from the net loss because of other comprehensive income resulting from the change in the company's cumulative foreign translation adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Innova designs, manufactures and supports millimeter wave radios for use as short - to medium-distance wireless communications links in developed and developing telecommunications markets. The Company began shipping the 23, 26 and 38 GHz models of its XP4 radio systems in the quarter ended September 30, 1996. In addition, the Company began shipments of the 13, 15 and 24 GHz models of the XP4 line in the quarter ended September 30, 1997. As of March 31, 1998 the Company had sold its XP4 radios and related accessories to a total of 23 customers, generating $52.9 million in total revenues, $14.7 million of which occurred in the quarter ended March 31, 1998 . Through March 31, 1998 approximately 62 % of the Company's XP4 sales have been to Northern Telecom and Societe Anonyme de Telecommunications. Through March 31, 1998 approximately 94 % of the Company's sales have been made to customers located outside of the United States. The Company anticipates that international sales will continue to account for at least a majority of its sales for the foreseeable future. The Company was a development stage company from its incorporation in 1989 through March 31, 1996. As of March 31, 1998, the Company had an accumulated deficit of approximately $39.6 million.

The Company's net sales consist primarily of sales of point-to-point millimeter wave radios to systems integrators, other equipment resellers and service providers, principally for installation outside the U.S. Other revenues are generated from the resale of related telecommunications equipment such as antennas, cables and enclosures. The Company recognizes revenue upon shipment along with associated reserve for warranties, sales returns and allowances.

Since introduction of the XP4 product line, orders have increased more rapidly than the Company has been able to expand its manufacturing capacity, resulting in delayed shipping dates and lost orders. The Company's backlog increased in the first quarter of 1998 with firm orders exceeding shipments by a factor of
1.07 . The Company includes as orders for purposes of calculating the book to bill ratio only customer commitments for which the Company has received signed purchase orders and assigned shipment dates within the following 180 days. The Company's distribution agreements generally provide that products are to be shipped not more than 60 days after the order and that orders may be canceled prior to shipment. The Company believes the current level of backlog, as a percentage of sales, is due to inadequate manufacturing capacity and anticipates that the backlog will decrease as a percentage of sales as manufacturing capacity increases and delivery times decrease. The Company intends to continue its efforts to increase manufacturing capacity and expects that sales will be less constrained by limited capacity than in prior quarters.

In the first quarter of 1998 revenue derived from large customers and large-scale projects continued to represent a significant portion of its total revenues. However, significant progress continued to be made during the quarter in reducing the percentage that any one customer represented in order backlog. The Company believes that as its manufacturing capacity increases its sales will continue to be distributed over a broader base of customers. Price competition among manufacturers of millimeter wave radios continued to increase in the first quarter of 1998 and is expected to continue to increase over time. This may adversely affect the Company's margins.

The Company has entered into distribution agreements whereby it has agreed to sell XP4 products at various fixed prices. Certain of these distribution agreements include "most favored customer" pricing commitments which require the Company to offer lower prices to such distributors in the event such prices are offered under like terms and conditions to other customers. In addition, some of these agreements grant limited manufacturing licenses under certain conditions or impose penalties for late delivery. The Company anticipates that certain of its distributors will manufacture certain components of the XP4 radios they sell. To date both NERA ASA ("NERA") and Societe Anonyme de Telecommunications ("SAT") have exercised to a limited extent manufacturing rights. To the extent such manufacturing by the Company's distributors decreases the number of XP4 units built by the Company, the Company's manufacturing gross profit will be reduced.

The Company invested $2.8 million in equipment and leasehold improvements during the first quarter of 1998. This investment resulted in significant capacity expansion by the close of the quarter. The Company expects to continue to invest substantial amounts in increasing manufacturing capacity. The Company invested heavily during the first quarter of 1998 in software and management information systems and successfully brought on line Oracle's ERP software on April 6, 1998. The Company expects to invest approximately $7.0 million in additional equipment, leasehold improvements and information systems over the balance of 1998.

The Company accrues for warranty expenses on an estimated basis, based on the costs incurred to date in repairing radios returned to the Company and based on an estimate of the number of radios which might be returned for repair during the warranty period. Due to the limited operating history of the Company, this estimate is based on relatively limited operating experience. It is also based on management's experience in the millimeter wave radio industry generally. Actual warranty expenses for XP4 sales may vary significantly from the Company's estimates. If warranty expenses exceed the Company's estimate, or if the Company is required to make in-the-field repairs or adjustments to a significant number of radio systems, the Company's business, financial condition and results of operations could be materially adversely affected.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items derived from the Company's Consolidated Statements of Operations expressed as a percentage of Net Product Sales.

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                             1998                1997
                                                           --------            --------
Net product sales                                               100%                100%
Cost of products sold                                            66%                 83%
                                                           --------            --------
Gross profit                                                     34%                 17%
Operating expenses:
        Selling, general and administrative                      14%                 33%
        Research and development                                 10%                 23%
                                                           --------            --------
Income (loss) from operations                                    10%                (39%)
        Other income (expense)                                    1%                 (4%)
        Cumulative effect of change in accounting
          principle                                               1%                 --
                                                           --------            --------

Net Income (loss)                                                12%                (43%)
                                                           --------            --------


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 1997


NET PRODUCT SALES. Net product sales increased to $14.7 million for the three months ended March 31, 1998, as compared to $4.9 million for the three months ended March 31, 1997. The increase is attributable to the substantially higher unit sales volumes of XP4 radios during the first quarter of 1998 as compared to 1997. International sales represented 94% of total net product sales for the three months ended March 31, 1998. Although XP4 unit shipment volumes have increased steadily since introduction in late 1996, XP4 sales prices have declined over time and are expected to continue to decline in the future due to increased price competition, particularly with respect to larger orders.

GROSS PROFIT . Gross profit increased to $5.0 million for the three months ended March 31, 1998, as compared to $0.8 million for the three months ended March 31, 1997. The increase in gross profit was primarily attributable to the increased unit sales volume of XP4 radios and reduced unit material and outside processing costs resulting from higher volume purchases and lower, negotiated vendor prices. See also footnote 2 to the consolidated financial statements which discusses the effect of a change in accounting for certain elements of cost included in inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2.1 million for the three months ended March 31, 1998 as compared to $1.6 million for the three months ended March 31, 1997. The increase was due primarily to increased compensation expenses associated with the addition of sales and marketing staff in the U.S., UK and other sales offices to support the XP4 product line and administrative staff to support increased business activity. In addition, the Company has increased staffing associated with the implementation of its Oracle ERP systems. Selling, General and administrative expenses declined as a percentage of net product sales due to increased sales volumes.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.4 million for the three months ended March 31, 1998 as compared to $1.1 million for the three months ended March 31, 1997. The increase in research and development expenses was primarily due to increases in staffing. Research and development expenses incurred for the three months ended March 31, 1998 were related to improvements to and expansion of the XP4 product line (the 16x data rate indoor unit) along with the continued development of the low cost, low data rate XP2.

OTHER INCOME (EXPENSE). Other income (expense) increased to $209,000 for the three months ended March 31, 1998 as compared to ($199,000) for the three months ended March 31, 1997. The increase was due to the increase of interest income resulting from the investment of funds raised in the Company's IPO which closed on August 8, 1997 along with the reduction of interest expense resulting from the repayment of amounts previously borrowed under a working capital bank line of credit which was repaid out of the IPO proceeds. See also footnote 2. To the financial statements which discusses the effect of a change in accounting.

INCOME TAXES. No provision for income taxes had been recorded, as the Company incurred net operating losses through December 31, 1997. As of March 31, 1998, the Company had remaining net operating loss carryforwards of $33 million and additional loss carryovers relating to its UK subsidiary. The U.S. net operating loss carryforwards will begin to expire in 2005. Although the application of these amounts is subject to certain annual limitations under the Internal Revenue Code of 1986, as amended, the Company believes that the availability of the cumulative Federal net operating loss carryforward is not currently limited. However, there can be no assurances that future events, such as the issuance of additional shares of common stock, or transfers of outstanding shares of common stock by the Company's shareholders, will not cause an ownership change to occur in the future and limit the availability of the NOLs. The Company anticipates that its effective income tax rate will approach the statutory rate after these amounts are applied or expire. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability.


LIQUIDITY AND CAPITAL RESOURCES

In August 1997 the Company completed the sale of 3,162,500 shares of common stock through an initial public offering at a price of $13.00 per share. The net proceeds of the Offering totaled approximately $37.3 million. The Company also raised an additional $8.5 million from the private placement of equity securities prior to the Offering in March and June of 1997. Concurrent with the Company's initial public offering all of the outstanding redeemable preferred stock totaling 8,682,287 shares with a carrying value of $47,768,859 immediately prior to the closing of the Company's initial public offering, were converted into an equal number of shares of common stock.

The Company used the $ 37.3 million net proceeds from its initial public offering to repay the $2.0 million outstanding principal and accrued interest of its credit line. In addition, the Company used $1.5 million of the net proceeds to repay the Company's outstanding principal balance and accrued interest on its term loan. Approximately $9.8 million of the net proceeds has been used to acquire equipment and the remainder of the net proceeds, $24 million, has been used for working capital purposes and investments in short-term securities with a maturity of six months or less at date of purchase. The Company expects to invest approximately $7 million in additional equipment, leasehold improvements and information systems over the balance of 1998 and to use the balance of the net proceeds for working capital and other general corporate purposes, such as supporting growth in inventory and receivables and hiring additional personnel in connection with the Company's efforts to increase its production capacity, scope of operations, research and development and sales and marketing activities.

The Company had $17.2 million and $21.8 million of cash, cash equivalents and short term investment securities at March 31, 1998 and December 31, 1997 respectively. Working capital decreased slightly from $37.5 million as of December 31, 1997 to $37.1 million as of March 31, 1998, and is expected to continue to decrease as a result of planned investments in equipment and leasehold improvements.

Accounts receivable increased to $13.7 million at March 31, 1998 as compared to $11.2 million at December 31, 1997. This was the result of increased sales volumes in the three months ended March 31, 1998 particularly at the end of the quarter. Inventories increased to $15.8 million at March 31, 1998 compared to $12.0 million at December 31, 1997. This increase was related to the increase in manufacturing levels necessary to support increased sales and to the purchase of additional raw materials to provide additional assurance that sufficient parts and materials would be available in the possible event of significant disruption of the Company's procurement process as a result of transitioning to the new Oracle ERP system. Accounts payable increased to $7.9 million at March 31, 1998 as compared to $5.8 million at December 31, 1997 largely due to the ramp-up related to the XP4 product and to the large balance of payables related to equipment purchases made in the three months ended March 31, 1998.

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

Approximately 94% of the Company's sales through March 31, 1998 were made to customers located outside the United States. While the operating income the Company will rely upon to meet a portion of its liquidity needs will come in significant part from international customers, the Company has experienced no appreciable difference in pricing, inventory levels or receivables realization between its domestic and international customers. Additionally, as substantially all of the Company's sales to date have been denominated in U.S. dollars and the Company anticipates that this will continue for the foreseeable future, the Company's operating revenues are not subject to appreciable exchange rate risk and the Company has consequently not implemented any programs to specifically address such risk.


QUARTERLY RESULTS OF OPERATIONS.

The Company's historical quarterly operating results have fluctuated significantly, principally due to the fact that the Company was, until mid-1996, a development stage company and to the fact that subsequent to the commencement of significant shipments, units sales volumes have grown exceptionally quickly from low base levels. In consequence, these fluctuations are largely explained by variation in expenses incurred in connection with the development of the Company's XP4 systems and the significant increase in the volume of shipments. The Company may continue to experience significant quarterly fluctuations in sales, gross margins and operating results; however, these fluctuations are likely to be caused by different factors than those that existed in the past, making prediction of the Company's performance difficult, if not impossible. Because of the many factors which may affect the Company's performance in any particular period and because the Company changed from a development stage Company to an operating Company relatively recently , the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS.

Statements in this report concerning sales, costs, expenses, adequacy of working capital and other matters which are not historical facts, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations. Such risks and uncertainties include delays in shipments of the Company's new products, dependence, in significant part, on contracts with limited number of customers, declining product prices and margins, ability of its suppliers to provide components and assemblies, uncertain market acceptance of new products, growth in the marketplace in which the Company operates, competitive product offerings, unfavorable foreign currency fluctuations and adverse changes in general economic conditions in any of the countries in which the Company does business, and other risks set forth in the Company's filings with the Securities and Exchange Commission, including its annual report for the year ended December 31, 1997 on Form 10-K. During the last twelve months, the Company's competitors have continued to make a variety of product announcements and offerings. The Company continues to release new versions of its product lines and the successful acceptance of these products will be a key determinant of future growth. The impact of any of these factors is difficult to predict or forecast.

The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis, due to a variety of factors, including factors noted above. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter, or even after the quarter is over, at which time budgeted expenses have already been committed, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Consequently, purchasing or holding of the Company's stock involves a high degree of risk.

PART II. - OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS (d)


                               INNOVA CORPORATION
                                    FORM 10 Q
                              QUARTER ENDED 3/31/98
                           PART II - OTHER INFORMATION

(f)   Use of proceeds from recent sales of registered securities:

      (1)   Effective date of the Securities Act registration statement 08/08/97

      (2)   Offering date                                               08/08/97

      (3)   N/A

      (4)

            (i) The offering terminated after sale of all of the securities registered

            (ii) Managing underwriters - UBS Securities, Hambrecht & Quist, Wessels, Arnold & Henderson

            (iii) Registered securities - Common Stock

            (iv)

                  Amount registered                                       3,162,500  shs
                  Aggregate offering price of the amount registered     $41,112,500
                  Amount sold                                             3,162,500
                  Aggregate offering price of the amount sold to date   $41,112,500

            (v)

                                                                                 Payments to Others
                                                             Payments        ---------------------------          Total
                                                           To Directors                       Estimated         Expenses
                                                               etc.             Paid        Balance Due
                                                           --------------------------------------------------------------
                           Expenses incurred:
                               Underwriters discounts          None          $2,877,875          None          $2,877,875
                               Accountants fees                None             167,090          None             167,090
                               Attorneys fees                  None             309,099                           309,099
                               Printing                        None             320,199          None             320,199
                               Travel expenses                 None              20,477          None              20,477
                               SEC and Nasdaq fees             None              70,620                            70,620
                               Presentation expenses           None              23,917                            23,917
                                                                              3,789,277          None           3,789,277

            (vi)

                  Net offering proceeds                             $37,333,737

            (vii)

                                                                               Payments           Payments
                                                                             To Directors            To
                                                                                  etc.             Others
                                                                             ------------------------------
                  Use of net offering proceeds as of 3/31/98
                      Construction of plant, building & facilities                None          $   674,596
                      Purchase of equipment                                       None            9,120,177
                      Purchase of real estate                                     None                 None
                      Acquisition of other businesses                             None                 None
                      Repayment of indebtedness                                   None            3,491,918
                      Working capital                                             None            8,452,114
                      Temporary investments                                       None           15,594,932
                                                                                  None          $37,333,737

            (viii)

                  The use of proceeds to date does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

        The following exhibits are filed as part of this report.

        3.1 Restated Articles of Incorporation dated August 13, 1997. Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, No. 333-29547.

        3.3 Amended and Restated Bylaws dated July 8, 1997. Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-1, No. 333-29547.

        18.1 Preferability Letter

        27.1 Financial Data Schedule.

        Reports on Form 8-K
        Not Applicable

        SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Innova Corporation
                                                     (Registrant)


By:/s/ Jean-Francois Grenon
   ---------------------------
   Jean-Francois Grenon
   President and Chief Executive
   Officer

By:/s/ John M. Hemingway
   -----------------------
   John M. Hemingway
   Chief Financial Officer


Date:  May 15, 1998