Form 10-Q/A
period 1998-03-31
INNOVA CORP /WA/
filed 1998-05-19
CIK 1044615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-Q/A


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
                                                                        ==========         ==========


                             See Accompanying Notes
                      to Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)


                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ----------------------------
                                                                                        1998              1997
                                                                                     ----------        ----------
Cash flows from operating activities:
    Net income (loss)                                                                $    1,804        ($   2,119)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

      Depreciation and amortization                                                         598               202
      Amortization of deferred stock compensation                                            91               617
      Changes in certain assets and liabilities:
         Accounts receivable                                                             (2,560)           (1,903)
         Inventories                                                                     (3,782)           (3,299)
         Other current assets                                                              (154)               34
         Accounts payable and accrued liabilities                                         2,504             2,604
                                                                                     ----------        ----------
             Net cash used in operating activities                                       (1,499)           (3,864)
                                                                                     ----------        ----------

Cash flows from investing activities:
    Sale of short-term investment securities                                              3,724                --
    Purchase of equipment and leasehold improvements                                     (2,787)             (221)
    (Increase) decrease in other assets                                                       4               (79)
                                                                                     ----------        ----------

             Net cash provided by (used) in investing activities                            941              (300)
                                                                                     ----------        ----------

Cash flows from financing activities:
    Repayments of obligations under capital leases                                         (437)             (199)
    Net proceeds of notes payable                                                            --               765
    Proceeds from sale of redeemable preferred stock                                         --             3,486
    Proceeds from exercise of common stock options                                          153                 2
                                                                                     ----------        ----------
             Net cash provided by (used in) financing activities                           (284)            4,054
                                                                                     ----------        ----------

Effect of translation and exchange rate changes on cash
flows:                                                                                       --                 4
                                                                                     ----------        ----------

Net decrease in cash and cash equivalents                                                  (842)             (106)
Cash and cash equivalents at beginning of period                                          2,455               173
                                                                                     ----------        ----------

Cash and cash equivalents at end of period                                           $    1,613        $       67
                                                                                     ==========        ==========

Supplemental disclosure of cash flow information - cash paid
    during the period for interest                                                   $       51        $      171
                                                                                     ==========        ==========

Supplemental schedule of non-cash financing activities:
    Notes payable to stockholders converted into redeemable preferred stock                  --        $    1,500
    Capital lease obligation incurred to acquire equipment                                   --             1,221


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