Form 10-Q
period 1998-06-30
INNOVA CORP /WA/
filed 1998-08-14
CIK 1044615

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 1998


                                       OR


  [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


            Common stock, no par value: 14,005,877 shares outstanding
                               as of June 30, 1998

                               INNOVA CORPORATION

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                TABLE OF CONTENTS



PART I:        Financial Information                                                                  Page
                                                                                                      ----
Item 1         Condensed Consolidated Financial Statements

               Condensed Consolidated Balance Sheets
               -      December 31, 1997 and June 30, 1998                                                3

               Condensed Consolidated Statements of Operations
               -      Three Months and Six Months Ended June 30, 1998 and 1997                           4

               Condensed Consolidated Statements of Cash Flows
               -      Six Months Ended June 30, 1998 and 1997                                            5

               Notes to Condensed Consolidated Financial Statements                                      6

Item 2         Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                                 9

PART II        Other Information                                                                        15

Item 6         Exhibits                                                                                 16

PART I

Item 1. Condensed Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                     June 30, 1998      Dec. 31, 1997
                                                                                     -------------      -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                          $  4,348           $  2,455
     Short-term investments                                                                6,221             19,319
     Accounts receivable - net of allowance                                               13,448             11,164
     Inventories                                                                          22,670             12,048
     Other current assets                                                                    288                250
                                                                                        --------           --------
                Total current assets                                                      46,975             45,236

Equipment and leasehold improvements at cost, net                                         16,657             11,134
Other assets                                                                                 701                425
                                                                                        --------           --------

                                                                                        $ 64,333           $ 56,795
                                                                                        ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current installments of obligations under capital leases                           $    894           $  1,103
     Accounts payable                                                                     12,854              5,780
     Accrued liabilities                                                                   1,207                837
                                                                                        --------           --------
                Total current liabilities                                                 14,955              7,720

Obligations under capital leases, excluding current installments                             611                970


Stockholders' equity:
     Common stock, no par value. Authorized 30,000,000 shares at June 30, 1998 and December 31, 1997; issued and outstanding 14,005,877 shares
         at June 30, 1998 and 13,679,593 shares at December 31, 1997                      86,801             86,621

     Additional paid-in capital                                                            3,262              3,262
     Deferred stock option compensation expense                                             (235)              (397)
     Accumulated other  comprehensive income                                                  90                 54
     Accumulated deficit                                                                 (41,151)           (41,435)
                                                                                        --------           --------

                Total stockholders' equity                                                48,767             48,105
                                                                                        --------           --------

                                                                                        $ 64,333           $ 56,795
                                                                                        ========           ========


                             See Accompanying Notes
                 to Condensed Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands except per share amounts)

                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                        -------------------------         -------------------------
                                                          1998             1997             1998             1997
                                                        --------         --------         --------         --------
Net product sales                                       $ 10,208         $  7,672         $ 24,957         $ 12,582
Cost of products sold                                      7,842            5,489           17,628            9,570
                                                        --------         --------         --------         --------
     Gross profit                                          2,366            2,183            7,329            3,012

Operating Expenses:
     Selling, general and administrative                   2,277            1,833            4,382            3,471
     Research and development                              1,608            1,105            3,012            2,216
                                                        --------         --------         --------         --------
        Total operating expenses                           3,885            2,938            7,394            5,687
                                                        --------         --------         --------         --------
        Loss from operations                              (1,519)            (755)             (65)          (2,675)
                                                        --------         --------         --------         --------

Other income (expense):
     Interest income                                         143               --              401               --
     Interest expense                                       (151)            (139)            (202)            (338)
     Other income                                              8               --               10               --
                                                        --------         --------         --------         --------
                                                              --             (139)             209             (338)
                                                        --------         --------         --------         --------
Net income(loss) before cumulative effect
  of change in accounting principle                     $ (1,519)        $   (894)        $    144         $ (3,013)
                                                        ========         ========         ========         ========

Cumulative effect of change in
  accounting principle                                        --               --              140               --
                                                        --------         --------         --------         --------

                    NET INCOME (LOSS)                   $ (1,519)        $   (894)        $    284         $ (3,013)
                                                        ========         ========         ========         ========


Basic and diluted net income (loss) per share
  before cumulative effect of change in
  accounting principle                                  $  (0.11)        $  (0.94)        $   0.01         $  (3.17)

Cumulative basic and diluted per share effect of
  change in accounting principle                              --               --             0.01               --
                                                        --------         --------         --------         --------

Basic and diluted net income (loss) per share           $  (0.11)        $  (0.94)        $   0.02         $  (3.17)
                                                        ========         ========         ========         ========


Shares used in computing basic net income
  (loss) per share                                        13,970              950           13,867              949
                                                        ========         ========         ========         ========


Shares used in computing diluted net income
  (loss) per share                                        13,970              950           17,294              949
                                                        ========         ========         ========         ========



                             See Accompanying Notes
                 to Condensed Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Six Months Ended June 30,
                                                                                   1998             1997
                                                                                 --------         --------
Cash flows from operating activities:
     Net income (loss)                                                           $    284         $ (3,013)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                                1,423              493
       Amortization of deferred stock compensation                                    162              966
       Amortization of note payable discount                                           --               17
       Change in certain assets and liabilities:
         Increase in accounts receivable                                           (2,284)          (3,377)
          Increase in inventories                                                 (10,622)          (3,400)
         Increase in other current assets                                             (38)            (113)
         Increase in accounts payable and accrued liabilities                       7,444            1,222
                                                                                 --------         --------
         Net cash used in operating activities                                     (3,631)          (7,205)
                                                                                 --------         --------

Cash flows from investing activities:
     Sale of short-term investment securities                                      13,098               --
     Purchase of equipment and leasehold improvements                              (6,946)            (843)
     Increase in other assets                                                        (276)             (35)
                                                                                 --------         --------
          Net cash provided by (used in) investing activities                       5,876             (878)
                                                                                 --------         --------

Cash flows from financing activities:
     Net repayments from obligations under capital leases                            (568)            (417)
     Net proceeds from notes payable                                                   --            5,163
     Proceeds from sale of redeemable preferred stock                                  --            6,956
     Proceeds from exercise of common stock options                                   180               21
                                                                                 --------         --------

           Net cash provided by (used in) financing activities                       (388)          11,723
                                                                                 --------         --------

Effect of translation and exchange rate changes on cash flows                          36               21
                                                                                 --------         --------
         Net increase in cash and cash equivalents                                  1,893            3,661
                                                                                 --------         --------
Cash and cash equivalents at beginning of period                                    2,455              173
                                                                                 --------         --------
Cash and cash equivalents at end of period                                       $  4,348         $  3,834
                                                                                 ========         ========

Supplemental disclosure of cash flow information - cash paid during the
     period for interest                                                         $    202         $    312
                                                                                 ========         ========

Supplemental schedule of noncash financing activities:
  Notes payable to stockholders converted into redeemable preferred stock
                                                                                       --         $  1,500
  Estimated fair value of warrant issued in connection with note  payable              --               67
  Capital lease obligations incurred to acquire equipment                              --            1,967


                             See Accompanying Notes
                 to Condensed Consolidated Financial Statements

                               INNOVA CORPORATION
                                 AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.    BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of Innova Corporation and subsidiary (the "Company") and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements are unaudited, condensed and do not contain all of the information required by generally accepted accounting principles to be included in a full set of financial statements. In the opinion of management, all material adjustments necessary to present fairly the financial position, results of operations and cash flows of the Company, for the periods presented, have been made. All such adjustments are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results of operations for the full year.

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

     The change in accounting is reported as the cumulative effect of a change in accounting principle in the condensed consolidated statement of operations. The cumulative effect of the change in accounting principle as of January 1, 1998 was to increase net income for the three months ended March 31, 1998 and the six months ended June 30, 1998 by approximately $140 or $0.01 per basic and diluted share. Had the new method of accounting for certain elements of cost included in inventories been in effect for the year ended December 31, 1997 net loss and net loss per basic and diluted share would have been ($920) and ($0.16) respectively.

     The effect of this change in accounting principle for the nine month fiscal period ended December 31, 1996, for the three months ended March 31, 1997, for the three months ended June 30, 1997 and for the six months ended June 30, 1997 was immaterial.

     Net income before the change in accounting principle increased by $164 ($0.01 per basic and diluted share) and $243 ($0.02 per basic and diluted share) for the three months ended March 31, and the six months ended June 30, 1998, respectively, as a result of the change in accounting.

3.    NET INCOME (LOSS) PER SHARE

     The Company has presented basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the company had a net loss for the three months ended June 30, 1998 and 1997, basic and diluted net loss per share is the same. Excluded from the computation of diluted earnings per share for the three months ended June 30, 1998 and 1997 are options to acquire 1,686 and 1,655 shares of common stock, respectively, and warrants to acquire 1,952 and 2,949 shares of common stock, respectively, because their effects would be anti-dilutive. Also excluded from the computation of diluted earnings per share for the three months ended June 30, 1997 are the common equivalent shares resulting from the assumed conversion of 8,682 shares of redeemable preferred stock because the effects were antidilutive prior to the conversion of the preferred stock into common stock upon the closing of the Company's initial public offering on August 8, 1997. The accretion of the difference between the carrying value of the redeemable preferred stock and the redemption price has not been reflected in the net loss per share calculations because the amounts were not significant for three months ended June 30, 1997.

     The following table reconciles the numerator and the denominator of the basic and diluted per share computations for net income per share for the six months ended June 30, 1998:

                                            Net Income       Weighted Average Shares      Net Income
                                            Numerator             (Denominator)            Per Share
       Basic earnings per share                 $284                  13,867                  $.02
       Effect of dilutive stock
       options and warrants                                            3,427
       Diluted earnings per share               $284                  17,294                  $.02

     Excluded from the computation of diluted earnings per share for the six months ended June 30, 1998 are options to acquire 192 shares of common stock because the options' exercise price was greater than the average market price of the common shares. Excluded from the computation of diluted earnings per share for the six months ended June 30, 1997 were options to acquire 1,655 shares of common stock and warrants to acquire 2,949 shares of common stock because their effects would be anti-dilutive. In addition, 8,682 shares of redeemable preferred stock were excluded from the computations because the effects were antidilutive prior to the conversion of the preferred stock into common stock upon the closing of the Company's initial public offering on August 8, 1997.

4.    INVENTORIES

     Inventories consist of the following:

                                                 June 30, 1998       Dec. 31, 1997
                                                 -------------       -------------
Raw Materials                                       $17,450              $10,383
Work - in - progress                                  2,306                1,612
Finished goods                                        2,914                   53
                                                    -------              -------
                                                    $22,670              $12,048
                                                    =======              =======

5.   COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by Statement 130 in its annual financial statements for the year ending December 31, 1998. The Company's total comprehensive loss for the three months ended June 30, 1998 and 1997 was ($1,483) and ($878) respectively. The Company's total comprehensive income (loss) for the six months ended June 30, 1998 and 1997 was $320 and ($2,993), respectively. Total comprehensive income (loss) for the three and six months ended June 30, 1998 and 1997 consisted of net income (loss) and foreign currency translation adjustments.

5.    PROPOSED MERGER WITH DIGITAL MICROWAVE CORPORATION

     On July 22, 1998 the Company signed a definitive agreement to merge with Digital Microwave Corporation ("DMIC") which designs, manufactures, markets and supports advanced wireless solutions for the worldwide telecommunications market. Under the terms of the agreement, DMIC will exchange 1.05 shares of its Common Stock for each outstanding share of the Company's stock. Based upon the capitalization of the Company and DMIC as of June 30, 1998, the Company's shareholders will own approximately 27% of the combined company, assuming no exercise of outstanding options or warrants to acquire DMIC or the Company's common stock. The combination is intended to qualify as a tax-free reorganization accounted for as a pooling-of-interests transaction. There can be no assurance that the proposed merger will be consummated by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Innova designs, manufactures and supports millimeter wave radios for use as short - to medium-distance wireless communications links in developed and developing telecommunications markets. The Company began shipping the 23, 26 and 38 GHz models of its XP4 radio systems in the quarter ended September 30, 1996. In addition, the Company began shipments of the 13, 15 and 24 GHz models of the XP4 line in the quarter ended September 30, 1997 and a 28 GHz model in the quarter ended June 30, 1998. As of June 30, 1998 the Company had sold its XP4 radios and related accessories to a total of 25 customers, generating $63.1 million in total revenues, $10.2 million of which occurred in the quarter ended June 30, 1998. Through June 30, 1998 approximately 58% of the Company's XP4 sales have been to Northern Telecom and Societe Anonyme de Telecommunications. Through June 30, 1998 approximately 93% of the Company's sales have been made to customers located outside of the United States. The Company anticipates that international sales will continue to account for at least a majority of its sales for the foreseeable future. The Company was a development stage company from its incorporation in 1989 through March 31, 1996. As of June 30, 1998, the Company had an accumulated deficit of approximately $41.2 million.

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

Prior to the quarter ended June 30, 1998, XP4 orders had increased more rapidly than the Company had been able to expand its manufacturing capacity, resulting in delayed shipping dates and lost orders. However, the Company's backlog decreased substantially in the second quarter of 1998 with shipments exceeding firm orders by a wide margin. The decrease in orders is the result of a sharp increase in competition experienced by Innova in the quarter ended June 30, 1998. Orders for Innova's products have been adversely affected by both an apparent decrease in worldwide demand (in particular Asia but also to a lesser degree other markets) and an increase in competition from other radio manufacturers. Innova's competitors pricing has become increasingly more competitive due to the continued strength of the U.S. dollar. In addition, many recent radio contract awards have been influenced strongly by the availability of vendor financing and or tied to the purchase of entire networks in which radios comprise a relatively small part. Innova does not at this time see any reason to believe that the current competitive market environment, or that the adverse impact of this market environment on orders for the Company's product or pricing of the Company's product will improve in the near future.

Accordingly, the Company has implemented a program of product and operating cost reductions to bolster its competitive position. Included in the operating cost reduction program was a reduction of the Company's labor force of 30% in the month of June, 1998. This reduction is expected to reduce payroll costs in the future at an annual rate of over $3 million. The Company has also begun a redesign of the XP4 product line to incorporate the lower cost technology used in the XP2. When implemented, this redesign of the XP4 line should result in substantially lower costs along with significantly improved performance.

In the second quarter of 1998 revenue derived from large customers and large-scale projects continued to represent a significant portion of its total revenues. The Company believes that future orders will be distributed over a broader base of customers. As noted above, price competition among manufacturers of millimeter wave radios increased substantially in the second quarter of 1998 and may continue to increase over time. This adversely affected the Company's margins in the second quarter of 1998 and may continue to do so in the future.

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

The Company invested $4.1 million in equipment and leasehold improvements during the second quarter of 1998. This investment substantially completed the Company's planned capacity expansion by the close of the quarter. The Company at this time does not expect to continue to invest substantial amounts in increasing manufacturing capacity. The Company continued to invest in its software and management information systems during the second quarter of 1998 and successfully brought on line Oracle's ERP software on April 6, 1998.

The Company accrues for warranty expenses on an estimated basis, based on the costs incurred to date in repairing radios returned to the Company and based on an estimate of the number of radios which might be returned for repair during the warranty period. Due to the limited operating history of the Company, this estimate is based on relatively limited operating experience. It is also based on management's experience in the millimeter wave radio industry. Actual warranty expenses for XP4 sales may vary significantly from the Company's estimates. If warranty expenses exceed the Company's estimate, or if the Company is required to make in-the-field repairs or adjustments to a significant number of radio systems, the Company's business, financial condition and results of operations could be materially adversely affected.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items derived from the Company's Consolidated Statements of Operations expressed as a percentage of Net Product Sales.

                                                    Three Months Ended June 30,              Six Months Ended June 30,
                                                    ---------------------------              -------------------------
                                                          1998          1997                    1998           1997
                                                          ----          ----                    ----           ----
Net product sales                                         100%          100%                    100%           100%
Cost of products sold                                      77%           72%                     71%            76%
                                                           ---           ---                     ---            ---

Gross profit                                               23%           28%                     29%            24%
Operating expenses:
        Selling, general and administrative                22%           24%                     18%            28%
        Research and development                           16%           14%                     12%            18%

Loss from operations                                     (15)%         (10)%                      0%          (21)%

Other income (expense)                                      0%          (2)%                      1%           (3)%
Cumulative effect of change in accounting
    principle                                               0%            0%                      1%             0%


Net Income (loss)                                          (15)%       (12)%                      1%          (24)%



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 1997

NET PRODUCT SALES. Net product sales increased to $10.2 million for the three months ended June 30, 1998, as compared to $7.7 million for the three months ended June 30, 1997. The increase is attributable to the substantially higher unit sales volumes of XP4 radios during the second quarter of 1998 as compared to 1997. International sales represented 90% of total net product sales for the three months ended June 30, 1998. Although XP4 unit shipment volumes have increased steadily since introduction in late 1996 through the first quarter of 1998, XP4 sales prices have declined over time and are expected to continue to decline in the future due to increased price competition, particularly with respect to larger volume orders. In addition, orders in the quarter ended June 30, 1998 declined sharply from the first quarter of 1998, and the Company believes this decline will continue due to decreased demand and increased competition.

GROSS PROFIT. Gross profit increased to $2.4 million for the three months ended June 30, 1998, as compared to $2.2 million for the three months ended June 30, 1997. The increase in gross profit was primarily attributable to the increased unit sales volume of XP4 radios and reduced unit material and outside processing costs resulting from higher volume purchases and lower, negotiated vendor prices. The gross profit was, however, reduced by lower unit sales prices. (See also footnote 2 to the condensed consolidated financial statements which discusses the effect of a change in accounting for certain elements of cost included in inventories).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $2.3 million for the three months ended June 30, 1998 as compared to $1.8 million for the three months ended June 30, 1997. The increase was due primarily to increased compensation expenses associated with the addition of sales and marketing staff in the U.S., UK and other sales offices to support the XP4 product line and administrative staff to support planned increases in business activity. In addition, the Company has increased staffing associated with the implementation of its Oracle ERP systems. Selling, General and administrative expenses declined as a percentage of net product sales due to increased sales volumes. As a result of the Company implementing cost reduction programs and the workforce reductions in June, 1998 selling, general and administrative expenses are expected to decline for the three months ending September 30, 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $1.6 million for the three months ended June 30, 1998 as compared to $1.1 million for the three months ended June 30, 1997. The increase in research and development expenses was primarily due to increases in staffing. Research and development expenses incurred for the three months ended June 30, 1998 were related to improvements to and expansion of the XP4 product line (the 16x data rate radio ) along with the continued development of the low cost, low data rate XP2.

OTHER INCOME (EXPENSE). Other income (expense) decreased to $0 for the three months ended June 30, 1998 as compared to ($139,000) for the three months ended June 30, 1997. The change was due to the increase of interest income resulting from the investment of funds raised in the Company's IPO which closed on August 8, 1997 which partially offset interest expense.

INCOME TAXES. No provision for income taxes has been recorded, as the Company incurred net operating losses through December 31, 1997. As of June 30, 1998, the Company had remaining net operating loss carryforwards of $35 million and additional loss carryovers relating to its UK subsidiary. The U.S. net operating loss carryforwards will begin to expire in 2005. Although the application of these amounts is subject to certain annual limitations under the Internal Revenue Code of 1986, as amended, the Company believes that the availability of the cumulative Federal net operating loss carryforward is not currently limited. However, there can be no assurance that future events, such as the issuance of additional shares of common stock, or transfers of outstanding shares of common stock by the Company's shareholders, will not cause an ownership change to occur in the future and limit the availability of the NOLs. The Company anticipates that its effective income tax rate will approach the statutory rate after these amounts are applied or expire. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 1997

NET PRODUCT SALES. Net product sales increased to $25.0 million for the six months ended June 30, 1998, as compared to $12.6 million for the six months ended June 30, 1997. The increase is attributable to the substantially higher unit sales volumes of XP4 radios during the first half of 1998 as compared to 1997. International sales represented 87% of total net product sales for the six months ended June 30, 1998. XP4 unit shipment volumes increased steadily until the latter part of the six months ended June 30, 1998 at which time the Company experienced a slow down in orders. XP4 sales prices have declined over time. This decline in prices accelerated late in the quarter ended June 30, 1998.

GROSS PROFIT. Gross profit increased to $7.3 million for the six months ended June 30, 1998, as compared to $3.0 million for the six months ended June 30, 1997. The increase in gross profit was primarily attributable to the increased unit sales volume of XP4 radios and reduced unit material and outside processing costs resulting from higher volume purchases and lower, negotiated vendor prices. The gross profit was, however, reduced by lower unit sales prices. See also footnote 2 to the consolidated financial statements which discusses the effect of a change in accounting for certain elements of cost included in inventories.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $4.4 million for the six months ended June 30, 1998 as compared to $3.5 million for the six months ended June 30, 1997. The increase was due primarily to increased compensation expenses associated with the addition of sales and marketing staff in the U.S., UK and other sales offices to support the XP4 product line and administrative staff to support increased business activity. In addition, the Company increased, in early 1998, staffing associated with the implementation of its Oracle ERP systems. As a result of the Company implementing cost reduction programs and the workforce reductions in June, 1998 selling, general and administrative expenses are expected to decline for the three months ending September 30, 1998.


RESEARCH AND DEVELOPMENT. Research and development expenses increased to $3.0 million for the six months ended June 30, 1998 as compared to $2.2 million for the six months ended June 30, 1997. The increase in research and development expenses was primarily due to increases in staffing. Research and development expenses incurred for the six months ended June 30, 1998 were associated primarily with the 16x data rate and the XP2 low capacity programs.

OTHER INCOME (EXPENSE). Other income (expense) increased to $209,000 for the six months ended June 30, 1998 as compared to ($338,000) for the six months ended June 30, 1997. The increase was due to the increase of interest income resulting from the investment of funds raised in the Company's IPO which closed on August 8, 1997 along with the reduction of interest expense resulting from the repayment of amounts previously borrowed under a working capital bank line of credit which was repaid out of the IPO proceeds.


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

The Company used the $ 37.3 million net proceeds from its initial public offering to repay the $2.0 million outstanding principal and accrued interest of its credit line. In addition, the Company used $1.5 million of the net proceeds to repay the Company's outstanding principal balance and accrued interest on its term loan. Approximately $13.9 million of the net proceeds has been used to acquire equipment and building improvements. The remainder of the net proceeds, $19.9 million, has been used for working capital purposes and investments in short-term securities with a maturity of six months or less at date of purchase. As a result of the excess of capacity over current booking levels, the Company expects to invest relatively minor amounts in additional equipment, leasehold improvements and information systems over the balance of 1998. The balance of the net proceeds will be used for working capital and other general corporate purposes.

The Company had $10.6 million and $21.8 million of cash, cash equivalents and short term investment securities at June 30, 1998 and December 31, 1997 respectively. Working capital decreased from $37.5 million as of December 31, 1997 to $32.0 million as of June 30, 1998. Accounts receivable increased to $13.4 million at June 30, 1998 as compared to $11.2 million at December 31, 1997. This was partially the result of a slowdown in payments by certain large customers. Inventories increased to $22.7 million at June 30, 1998 compared to $12.0 million at December 31, 1997. This increase was related to increased inventory purchases in anticipation of customer demand which did not materialize in the quarter. Accounts payable increased to $12.9 million at June 30, 1998 as compared to $5.8 million at December 31, 1997 largely due to the increase in inventory and includes large balances related to equipment purchases made in the three months ended June 30, 1998.

The Company believes that its current working capital will be sufficient to meet its liquidity requirements for at least the next 12 months provided that order levels improve from those experienced at the end of the second quarter of 1998. To the extent additional capital is necessary, the Company could be required to obtain additional credit facilities or to sell additional equity, debt or convertible securities. There can be no assurance that additional financing will be available at the time or in the amounts that may be needed, or that any financing which is available will be on terms favorable to the Company and its shareholders.

Approximately 93% of the Company's sales through June 30, 1998 were made to customers located outside the United States. While the operating income the Company will rely upon to meet a portion of its liquidity needs will come in significant part from international customers, the Company has experienced no appreciable difference in pricing, inventory levels or receivables realization between its domestic and international customers. Additionally, as substantially all of the Company's sales to date have been denominated in U.S. dollars and the Company anticipates that this will continue for the foreseeable future, the Company's operating revenues are not subject to appreciable exchange rate risk and the Company has consequently not implemented any programs to specifically address such risk.

QUARTERLY RESULTS OF OPERATIONS.

The Company's historical quarterly operating results have fluctuated significantly, principally due to the fact that the Company was, until mid-1996, a development stage company and to the fact that subsequent to the commencement of significant shipments, units sales volumes have grown exceptionally quickly from low base levels. In consequence, these fluctuations are largely explained by variation in expenses incurred in connection with the development of the Company's XP4 systems and the significant increase in the volume of shipments. The Company may continue to experience significant quarterly fluctuations in sales, gross margins and operating results; however, these fluctuations are likely to be caused by different factors than those that existed in the past, making prediction of the Company's performance difficult, if not impossible. Because of the many factors which may affect the Company's performance in any particular period and because the Company changed from a development stage Company to an operating Company relatively recently, the Company believes that period to period comparisons are not necessarily meaningful and should not be relied upon as indications of future performance.


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

The Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis, due to a variety of factors, including factors noted above. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company often does not learn of such shortfalls until late in the fiscal quarter at which time budgeted expenses have already been committed, which could result in an even more immediate and adverse effect on the trading price of the Company's common stock. The Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price. Consequently, purchasing or holding of the Company's stock involves a high degree of risk.

RISKS ASSOCIATED WITH THE YEAR 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 problem is concerned with whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex, as virtually every company's computer operation will be affected in some way. The Company has determined that its newly installed information management system has been certified by Oracle to be Year 2000 compliant. The Company has also completed an assessment of the embedded software incorporated in its products, and has determined that it is year 2000 compliant as well. The Company believes that it will not be dependent upon any single supplier in the year 2000, and therefore has made a determination not to contact its primary suppliers and subcontractors to determine that they are developing plans to address processing transactions in the year 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may impact other entities with which the Company transacts business, and the Company cannot predict the effect of the Year 2000 problems on such entities. There can be no assurance that the failure by other parties to properly address the year 2000 problem will not have a material adverse effect on the Company's financial condition and results of operations.

PART II. - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS (D)

                              INNOVA CORPORATION
                                   FORM 10 Q
                            QUARTER ENDED 6/30/98
                          PART II - OTHER INFORMATION

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

                                                          Payments       Payments to Others              Total
                                                         To Directors               Estimated           Expenses
      (v)                                                   etc.         Paid     Balance Due
         Expenses incurred:
             Underwriters discounts                         None      $2,877,875     None              $2,877,875
             Accountants fees                               None         167,090     None                 167,090
             Attorneys fees                                 None         309,099                          309,099
             Printing                                       None         320,199     None                 320,199
             Travel expenses                                None          20,477     None                  20,477
             SEC and Nasdaq fees                            None          70,620                           70,620
             Presentation expenses                          None          23,917                           23,917
                                                                       3,789,277     None               3,789,277

      (vi)

         Net offering proceeds                       $37,323,223

                                                              Payments      Payments
                                                            To Directors      To
                                                                 etc.        Others
     (vii)
         Use of net offering proceeds as of 6/30/98
             Construction of plant, building & facilities        None        $850,176
             Purchase of equipment                               None      13,056,053
             Purchase of real estate                             None        None
             Acquisition of other businesses                     None        None
             Repayment of indebtedness                           None       3,491,918
             Working capital                                     None      13,704,076
             Temporary investments                               None       6,221,000
                                                                 None     $37,323,223

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

         3.3  Amended and Restated Bylaws dated June 16, 1998.

         27   Financial Data Schedule.

         Reports on Form 8-K.

         On July 29, 1998, the Company filed a report on form 8-K, and pursuant to item 5 of such form, announced that it had entered into an agreement and plan of reorganization and merger with Digital Microwave Corporation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Innova Corporation
                                        (Registrant)


                           (Registrant) By:  /s/JEAN-FRANCOIS GRENON
                                             --------------------------------
                                             Jean-Francois Grenon
                                             President and Chief Executive
                                             Officer

                                Officer By:  /s/JOHN M. HEMINGWAY
                                             --------------------------------
                                             John M. Hemingway
                                             Chief Financial Officer

Date: August 14, 1998